Form 10QSB
period 1999-07-31
ANSEL PROJECT INC
filed 1999-09-14
CIK 1092661

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 31, 1999

Commission file number 000-27053

                           ANSEL PROJECT, INC.
      (Exact name of small business issuer as specified in its charter)

     Colorado                                                  84-1493151
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

            7899 West Frost Drive, Littleton, Colorado     80128
    (Address of principal executive offices)              (Zip Code)

                             303-979-3224
                     (Issuer's telephone number)

                            Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes     X         No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of July 31, 1999, 1,230,000 shares of common stock, no par value, were outstanding.



                                      INDEX

                                                                         Page

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements*

     Condensed balance sheet - July 31, 1999 (Unaudited)                    3

     Condensed statement of operations - Three months ended
       July 31, 1999 and 1998, and April 9, 1998 (inception)
       through July 31, 1999 (Unaudited)                                    4

     Condensed statements of cash flows - Three months ended
       July 31, 1999 and 1998, and April 9, 1998 (inception)
       through July 31, 1999 (Unaudited)                                    5

     Notes to condensed financial statements (Unaudited)                    6

     Item 2.  Plan of operation                                             8

PART II--OTHER INFORMATION                                                  8

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                             9

     *The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.



                             ANSEL PROJECT, INC
                        A Development Stage Company

                          Condensed Balance Sheet

                               July 31, 1999
                                (unaudited)

                                  ASSETS

ASSETS
  Cash                                                    $     577
                                                          ----------
                                           TOTAL ASSETS         577
                                                          ----------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued liabilities,
    related party (Note B)                                $     494
                                                          ----------
                                      TOTAL LIABILITIES         494

SHAREHOLDERS' EQUITY
  Common stock                                                2,673
  Deficit Accumulated during the development stage           (2,590)
                                                          ----------
                            TOTAL SHAREHOLDERS' EQUITY    $      83
                                                          ----------

                                                          $     577
                                                          ----------

         See accompanying notes to condensed financial statements



                             ANSEL PROJECT, INC
                        A Development Stage Company

                    Condensed Statement of Operations
                                (Unaudited)

                                                                April 9, 1998
                                                                 (inception)
                                       Three Months Ended          through
                                             July 31,              July 31,
                                      1999              1998         1999

Revenue                                   -                  -              -

Cost and expenses                        17                375          2,017

Cost and expenses,
  related party (Note B)                216                156            573
                                 -----------        -----------    -----------

           Net Loss Before Taxes       (233)              (531)        (2,590)


Income taxes                              -                  -              -
                                 -----------        -----------    -----------

Net income (loss)                $     (233)        $     (531)    $   (2,590)
                                 ===========        ===========    ===========

Basic (loss) per share           $     *            $     *        $     *

Weighted average shares
  outstanding                     1,230,000          1,230,000      1,230,000
                                 ===========        ===========    ===========

* Less than $.01 per share

         See accompanying notes to condensed financial statements



                             ANSEL PROJECT, INC
                        A Development Stage Company

                    Condensed Statements of Cash Flows

                                                                April 9, 1998
                                                                 (inception)
                                       Three Months Ended          through
                                             July 31,           July 31, 1999
                                      1999              1998     (unaudited)
                                           (unaudited)

             NET CASH (USED IN)  $   (1,723)        $     (156)    $   (2,080)
           OPERATING ACTIVITIES

           NET CASH PROVIDED BY           -                  -              -
          INVESTING ACTIVITIES
FINANCING ACTIVITIES
  Sale of common stock                    -              2,300              -
  Offering costs incurred                 -               (127)             -
           NET CASH PROVIDED BY
           FINANCING ACTIVITIES           -              2,173          2,084
                                 -----------        -----------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS               (1,507)             2,084            577

Cash and cash equivalents,
  beginning of period                 2,084                  -              -
                                 -----------        -----------    -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                    $      577         $    2,084     $      577
                                 ===========        ===========    ===========

         See accompanying notes to condensed financial statements



                             ANSEL PROJECT, INC
                        A Development Stage Company

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

                               July 31, 1999


Note A:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 1999 as filed in its Form 10-SB filed August 16, 1999 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited. The unaudited interim financial information presented herein has been prepared by the Company in accordance with the policies in its audited financial statements for the year ended April 30, 1999 and should be read in conjunction with the notes thereto.

Note B:  Related Party Transactions

The Company has issued an affiliate 1,000,000 shares of common stock in exchange for services related to management and organization costs of $500. The affiliate will provide administrative and marketing services as needed. The affiliate may, from time to time, advance to the Company any additional funds that the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger.

On behalf of the Company, an affiliate sold 230,000 shares of the Company's common stock in a private placement for $2,300. The private placement, which closed in July 1998, also included the offering of common shares in nineteen other corporations. The costs related to the offering and certain legal fees and general and administrative fees were allocated to each of the twenty companies participating in the offering. The Company's pro rata one twentieth share of the costs and expenses were deducted from the gross proceeds from the sale of the Company's common shares. The gross proceeds of $2,300 were transferred to the Company net of offering costs of $127, certain general and administrative costs incurred by the affiliate of $89, resulting in a cash balance of $2,084 at July 31, 1998. During the three months ended July 31, 1999, the Company paid accounting fees of $1500 and bank fees of $7, resulting in a cash balance of $577 at July 31, 1999.

The affiliate incurred general and administrative costs on behalf of the Company of $96. The Company's pro rata share of those costs is $14. Additionally, the affiliate incurred further legal fees on behalf of the Company, along with other companies mentioned above totaling $9593. The Company's pro rata share of those fees is $480, and together with its share of general and administrative costs, is included in accounts payable ($167) and accrued liabilities ($327) in the accompanying financial statements.

Note C:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.



Part I--Item 2.  Plan of Operation

The Company's plan of operation is to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. There have been no revenues from operations since formation, and none are anticipated prior to completing a business combination. The Company continues to have no full time employees, no rent expenses, and no recurring operational expenses other than professional fees incurred as necessary. The Company's president continues to devote approximately ten (10) hours per month, without compensation, to the affairs of the Company. The Company does not anticipate raising any additional funds in the next twelve (12) months, and has no present plans to acquire any assets or make any investments prior to completing a business combination.

To date, the Company has not identified a suitable target entity for any type of business combination, and management has no particular type of merger, acquisition, or business opportunity in mind. No restrictions have been placed on management's discretion to seek out and participate in an appropriate business opportunity. Due to limited financial resources it is anticipated that only a single potential business venture will be pursued.

Selection of an appropriate business opportunity is complex and risky due to the Company's limited financial resources, the speculative nature of operations, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace. The Company's success is dependent upon locating and consummating a business combination, and there are no assurances that this will occur.

Part II--Other Information

Items 1 through 5

No response required.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 Financial Data Schedule

(b)  Reports on Form 8-K

     None



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ansel Project, Inc.



Date:  September 13, 1999                 By:/s/ George G. Andrews
                                             George G. Andrews, President