Form 10QSB
period 1999-10-31
ANSEL PROJECT INC
filed 2000-03-16
CIK 1092661

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
             1934 for the Quarterly Period Ended October 31, 1999

Commission file number 000-27053
                       ---------

                              ANSEL PROJECT, INC.
                              -------------------
      (Exact name of small business issuer as specified in its charter)

           Colorado                                            84-1493151
           --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

         7899 West Frost Drive, Littleton, Colorado           80128
         ----------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

                                 303-979-3224
                                 ------------
                          (Issuer's telephone number)

                                Not applicable
                                --------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes     X         No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of October 31, 1999, 1,230,000 shares of common stock, no par value, were outstanding.



                                    INDEX

                                                             Page
                                                             ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements*

     Condensed balance sheet - October 31, 1999 (Unaudited). . .3

     Condensed statement of operations - Three months ended
       October 31, 1999 and 1998, Six months ended October 31,
       1999 and 1998, and April 9, 1998 (inception)
       through October 31, 1999 (Unaudited). . . . . . . . . . .4

     Condensed statements of cash flows - Six months ended
       October 31, 1999 and 1998, and April 9, 1998 (inception)
       through October 31, 1999 (Unaudited). . . . . . . . . . .5

     Notes to condensed financial statements (Unaudited) . . . .6

     Item 2.  Plan of operation. . . . . . . . . . . . . . . . .8

PART II--OTHER INFORMATION . . . . . . . . . . . . . . . . . . .8

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . .9

     *The accompanying financial statements are not covered by an Independent Certified Public Accountant's report.



                              ANSEL PROJECT, INC.
                              -------------------
                        A Development Stage Company
                        ---------------------------

                           Condensed Balance Sheet

                              October 31, 1999
                                 (unaudited)

                                   ASSETS

ASSETS
  Cash                                                        $       556
  Accounts receivable, related party (Note B)                 $        90
                                                              ------------
                                           TOTAL ASSETS               646
                                                              ------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


LIABILITIES
  Accounts payable                                            $       500
  Accounts payable and accrued liabilities, related party
    (Note B)                                                  $       644
                                                              ------------
                                      TOTAL LIABILITIES             1,144

SHAREHOLDERS' DEFICIT
  Common stock                                                      2,673
  Additional paid-in capital                                            -
  Deficit Accumulated during the development stage                 (3,171)
                                                              ------------
                            TOTAL SHAREHOLDERS' DEFICIT       $      (498)
                                                              ------------
                                                              $       646
                                                              ------------


                                                                   ANSEL PROJECT, INC.
                                                                   -------------------
                                                              A Development Stage Company
                                                              ---------------------------

                                                          Condensed Statement of Operations
                                                                        (Unaudited)


                                                                                                             April 9, 1998
                                                                                                              (inception)
                                                Three Months Ended               Six Months Ended               through
                                                    October 31,                     October 31,               October 31,
                                         ______________    ______________ ______________  ______________     ______________
                                              1999              1998           1999            1998               1999
                                         ______________    ______________ ______________  ______________     ______________
Interest Income                                     90                 -             90               -                 90

Cost and expenses                                  521                 -            531           1,500              2,531

Cost and expenses, related party (Note B)          150                39            373              22                730
                                         --------------    -------------- --------------  --------------     --------------
                  Net Loss Before Taxes           (581)              (39)          (814)         (1,522)            (3,171)

Income taxes                                         -                 -              -               -                  -
                                         --------------    -------------- --------------  --------------     --------------

Net (loss)                                        (581)              (39)          (814)  $      (1,522)     $      (3,171)
                                         ==============    ============== ==============  ==============     ==============

Basic (loss) per share                          *                 *               *              *                  *

Weighted average shares outstanding          1,230,000         1,230,000      1,230,000       1,230,000          1,230,000
                                         ==============    ============== ==============  ==============     ==============

* Less than $.01 per share



                                ANSEL PROJECT, INC.
                                -------------------
                           A Development Stage Company
                           ---------------------------

                       Condensed Statements of Cash Flows
                                    (Unaudited)

                                                                April 9, 1998
                                                                 (inception)
                                      Six Months Ended             through
                                         October 31,             October 31,
                                   1999              1998           1999
                              --------------    -------------- --------------
                                (unaudited)                      (unaudited)


           NET CASH (USED IN) $      (1,528)    $           -  $      (1,528)
         OPERATING ACTIVITIES

         NET CASH PROVIDED BY             -                 -              -
         INVESTING ACTIVITIES

FINANCING ACTIVITIES

     Sale of common stock                 -             2,300          2,300
     Offering costs incurred              -              (216)          (216)

         NET CASH PROVIDED BY
         FINANCING ACTIVITIES             -             2,084          2,084
                              --------------    -------------- --------------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS          (1,528)            2,084            556

Cash and cash equivalents,
  beginning of period                 2,084                 -              -
                              --------------    -------------- --------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD               $         556     $       2,084  $         556
                              ==============    ============== ==============



                             ANSEL PROJECT, INC.
                             -------------------
                       A Development Stage Company
                       ---------------------------

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

                           October 31, 1999


Note A:  Basis of Presentation
         ---------------------
The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 1999 as filed in its Form 10-SB filed August 16, 1999 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

Note B:  Related Party Transactions
         --------------------------
The Company issued Corporate Management Services (the "affiliate") 1,000,000 shares of common stock in exchange for services related to management and organization costs of $500. The affiliate provides administrative and
marketing services as needed.   The affiliate may, from time to time, advance
to the Company any additional funds that the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger.

On behalf of the Company, the affiliate sold 230,000 shares of the Company's common stock in a private placement for $2,300. The private placement, which closed in July 1998, also included the offering of common shares in nineteen other corporations. The costs related to the offering and certain legal fees and general and administrative fees were allocated to each of the twenty companies participating in the offering. The Company's pro rata one twentieth share of the costs and expenses were deducted from the gross proceeds from the sale of the Company's common shares.

The gross proceeds of $2,300 were transferred to the Company net of offering costs of $127, certain general and administrative costs incurred by the affiliate of $89, resulting in a cash balance of $2,084 at July 31, 1998. During the six months ended October 31, 1999, the Company paid accounting fees of $1,500 and bank fees of $21, resulting in a cash balance of $556 at October 31, 1999.

During the six months ended October 31, 1999 the affiliate incurred general and administrative costs on behalf of the Company of $11 and organization costs of $10.

At April 30, 1999 the Company owed the affiliate of $101 for certain legal expenses paid by the affiliate on behalf of the Company. During the six months ended October 31, 1999 the affiliate paid an additional $543 in legal expenses on behalf of the Company, which resulted in a net due to the affiliate at October 30, 1999 of $644.

Note C:  Income Taxes
         ------------
The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Note D:  Subsequent Events
         -----------------
On November 5, 1999, USA Radio.com, Inc., a Texas corporation, acquired 850,000 of the 1,230,000 issued and outstanding shares of Ansel Project, Inc.'s common stock, pursuant to an Agreement for the Purchase of Common Stock by and between USA Radio.com, Inc. and Corporate Management Services, Inc.
USA Radio.com, Inc. paid to Corporate Management Services, Inc. the sum of one hundred eighty five thousand dollars ($185,000.00) for the common shares. The 850,000 common shares represents 69.1% of the total issued and outstanding shares of Ansel Project, Inc. The source of the funds was the working capital of USA Radio.com, Inc.

According to the Agreement for the Purchase of Common Stock, each share of USA Radio.com, Inc. was exchanged for 4.2368 shares of Ansel Project, Inc.

Further, George G. Andrews, Ansel Project's President and Director, has agreed to resign as President and Director, and to appoint Marlin Maddoux as President and Director, and Mark Maddoux as Secretary and Director.



Part I--Item 2.  Plan of Operation

On November 5, 1999, USA Radio.com, Inc., a Texas corporation, acquired 850,000 of the 1,230,000 issued and outstanding shares of Ansel Project, Inc.'s common stock, pursuant to an Agreement for the Purchase of Common Stock by and between USA Radio.com, Inc. and Corporate Management Services, Inc.
USA Radio.com, Inc. paid to Corporate Management Services, Inc. the sum of one hundred eighty five thousand dollars ($185,000.00) for the common shares. The 850,000 common shares represents 69.1% of the total issued and outstanding shares of Ansel Project, Inc. The source of the funds was the working capital of USA Radio.com, Inc.

According to the Agreement for the Purchase of Common Stock, each share of USA Radio.com, Inc. was exchanged for 4.2368 shares of Ansel Project, Inc.

Further, George G. Andrews, Ansel Project's President and Director, has agreed to resign as President and Director, and to appoint Marlin Maddoux as President and Director, and Mark Maddoux as Secretary and Director.

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

                                             Ansel Project, Inc.


Date:  March 15, 2000                         By:/s/ George G. Andrews
                                                 George G. Andrews, President