Form 10KSB
period 1999-12-31
USARADIO COM INC
filed 2000-04-14
CIK 1092661

================================================================
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                         ---------------
                           FORM 10-KSB

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1999

                               OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 000-27053

                       USARadio.com, Inc.
             (formerly known as Ansel Project, Inc.)
         (Name of small business issuer in its charter)

          Colorado                          84-1493151
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

        2290 Springlake Road, Suite 107
              Dallas, Texas                         75234
     (Address of principal executive offices)     (Zip Code)

            Issuer's telephone number:  972.484.3900
                       ------------------
 Securities registered under Section 12(b) of the Exchange Act:
                              None

 Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   [X]   No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [  ]

The issuer's revenues for its most recent fiscal year were $3,692,244.

The issuer's common stock is not listed on any exchange or automated quotation system, nor is the issuer aware of any private transaction occurring in its shares of common stock during the preceding sixty (60) days. Accordingly, the issuer is unable to indicate a market value of common equity held by non-affiliates as of a specified date within such period.

At March 20, 2000, 13,516,720 shares of common stock were
outstanding.
                       ------------------
               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders to be filed with the Commission during the 120 days following the end of the fiscal year covered by this Report are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check one):
     Yes      [  ]  No     [X]
================================================================

                       USARadio.com, Inc.

                           FORM 10-KSB

           For the Fiscal Year Ended December 31, 1999

                        Table of Contents

                                                             Page
                                                             ----
                             PART I.

Item 1.   Description of Business.......................       1

Item 2.   Description of Property.......................       9

Item 3.   Legal Proceedings.............................      10

Item 4.   Submission of Matters to a Vote of
            Security Holders............................      10

                            PART II.

Item 5.   Market for Common Equity and
            Related Stockholder Matters.................      10

Item 6.   Management's Discussion and Analysis
            or Plan of Operation........................      12

Item 7.   Financial Statements..........................      20

Item 8.   Changes In and Disagreements With
            Accountants on Accounting and
            Financial Disclosure........................      20

                            PART III.

Item 9.   Directors, Executive Officers,
           Promoters and Control Persons;
           Compliance With Section 16(a) of
           the Exchange Act.............................      20

Item 10.  Executive Compensation........................      21

Item 11.  Security Ownership of Certain
            Beneficial Owners and Management............      21

Item 12.  Certain Relationships and Related
            Transactions................................      21

Item 13.  Exhibits and Reports on Form 8-K..............      21


Signatures..............................................      22

                             PART I

ITEM 1.  BUSINESS

      THE FOLLOWING DISCUSSION OF OUR BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH BELOW UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - BUSINESS RISKS" AS WELL AS ELSEWHERE IN THIS FORM 10-KSB.

General Background
------------------

     The company was incorporated on April 9, 1998 under the name Ansel Project, Inc. in the state of Colorado. Prior to the merger with USARadio.com described below, we engaged solely in the business of attempting to locate and negotiate with another business entity for the merger of that entity into the company.

     During the fiscal year ended December 31, 1999, the company was involved in two transactions involving USARadio.com, Inc., a Texas corporation organized on March 4, 1985. Specifically, (i) on November 5, 1999, Corporate Management Services, Inc., the company's controlling stockholder, sold a majority of the outstanding shares of our common stock to the USA Radio Network Trust, the sole stockholder of USARadio.com, and (ii) on December 21, 1999 we merged with USARadio.com in a statutory merger pursuant to which we were the surviving corporation. In connection with the merger, we changed our name to USARadio.com, Inc.

     As a result of these transactions, the controlling stockholder of USARadio.com became the controlling stockholder of the company and the principal business operations, assets and liabilities of USARadio.com became the principal and historical business operations, assets and liabilities of the company. The merger was treated as a recapitalization of USARadio.com for accounting purposes with the company adopting the fiscal year of USARadio.com. Accordingly, the company now has a December 31 year end.

     Pursuant to the agreement, USARadio Network Trust acquired 850,000 of the 1,230,000 shares of our issued and outstanding common stock on November 5, 1999. On the same date, the boards of directors and stockholders of USARadio.com and Ansel Project approved an Agreement and Plan of Merger, whereby the two companies would merge, and Ansel Project would continue as the surviving corporation operating the business previously conducted by USARadio.com. Pursuant to the terms of the merger, each outstanding share of the Texas corporation was converted into
4.2368 shares of Ansel Project. As a result, USA Radio Network Trust, the sole stockholder of the pre-merger USARadio.com, became the holder of approximately 97.2% of our common stock.

     On December 5, 1999, the previous sole officer and director of the company (namely, George Andrews) resigned and the stockholders elected Robert Marlin Maddoux and Mark Maddoux as the new board of directors of USARadio.com, Inc. On that same date, Marlin Maddoux was elected as our Chief Executive Officer and President and Mark Maddoux, Marlin Maddoux's son, was elected our Vice President and Chief Financial Officer.

Business Operations
-------------------

     USARadio.com, Inc. (also known as USA Radio Network) is a satellite-delivered radio broadcast network that offers a broad line of programming content to independent radio stations. Our programming includes news, sports, music, and general interest talk programs. Our target market consists of independent radio stations, both AM and FM, that choose not to become affiliated with the 3 major radio networks (ABC Radio, NBC, and CBS Radio Network). As of March 15, 2000, our network was comprised of approximately 1,200 affiliated radio stations across the nation, including affiliates in 49 of the top 50 Dominant Market Areas
(DMAs). Our network includes affiliates in markets that represent approximately 95% of the U.S. population. We simultaneously broadcast select programming over the Internet.

     We generally offer our radio news and programming to independent radio stations on a barter basis; that is, in exchange for advertising time on the station. We then resell the advertising time to national advertisers and advertising agencies. We price our advertising time based upon a variety of factors including the time of day the advertisement will air, the size of the potential listening audience, the length of the ad and the number of times the advertisement will run.

     Our programs enable independent radio stations to compete with the major networks by providing them with national quality programming. The cost to a radio station to produce national quality news service, talk shows and other programming is significant, typically beyond the capabilities of most independent stations. An independent radio station can carry our news service, talk shows and other programming without incurring the significant costs of producing such programming.

     Our principal executive offices and broadcast center are located at 2290 Springlake Road, Suite 107, Dallas, Texas 75234 and our telephone number is 972.484.3900. Our website is located at www.usaradio.com.

     Programming

     We offer a broad line of programming content to our affiliates including news and sports and general interest talk programming. All of our programming is intended for a broader audience and is free of content likely to be deemed objectionable.

     News and Sports. We offer award-winning top-of-the-hour newscasts that are provided nationally 24 hours per day, 365 days per year on our network. Our newscasts are also carried worldwide on the Armed Forces Radio Service. These five-minute newscasts are anchored by highly qualified, seasoned broadcasters. We also offer Newsbreak, a one-minute newscast featuring the top news stories at the bottom of each hour. Sportscast is a three minute sports update that is carried at 45 minutes past the hour. Sportscast features the latest scores, sports gossip, featured personalities and sports news updates of interest to the sports fan.

     In addition, we provide our affiliates with business reports and coverage of major events and fast-breaking news stories. All of our news and sports programming is produced by our professional team of news writers, producers, engineers, and anchors who operate out of our broadcast center in Dallas, Texas. We maintain professional news correspondents in Washington D.C. that cover, among other news sources, the White House, the State Department, the Pentagon and the Supreme Court. We use independent correspondents in 45 countries of the world as well as every state in the U.S.

     Long Form and Talk Programming. All of our long form and talk programming is intended to be provocative, informative and entertaining. All of our long form and talk programming is provided to our affiliates live for immediate broadcast. However, we permit certain of our affiliates to record our long form and talk programs for rebroadcast at different times.

     Our line up of long form and talk programming includes:

     * Daybreak USA(TM) is a fast paced and fun-filled morning magazine show that is designed to attract and maintain listeners across a broad demographic; however, its focus is on the key 25-54 market segment. Airing from 4 to 9 a.m. EST, this five-hour program allows us to serve both the east and west coast stations. Anchored by Al Lerner and Richard Stevens, Daybreak USA provides "first hand" coverage of the day's most important news stories. The show also includes human-interest stories, interviews with nationally known personalities, entertainment reports, and other special features. Because the program is scheduled in "modules," affiliate stations are provided the opportunity to break away to cover local stories, including local traffic and weather, and then rejoin the network. Since its launch in 1998, the number of affiliates broadcasting Daybreak USA has grown from 70 to over 200.

     * Point of View(TM) is a daily two-hour call-in talk program that has been broadcasting nationally for more than 25 years. Hosted by Marlin Maddoux, our founder, CEO and President, the program features in-depth interviews with outstanding personalities and newsmakers in the field of politics, entertainment, religion, finance, education and family issues. Mr. Maddoux is the President of International Christian Media and has appeared on such shows as CBS Morning News, ABC's Nightline, NBC News and CNN. He is the author of eleven books. Point of View is carried on 250 radio stations and is aired on our network Monday through Friday, 2 to 4 p.m. EST.

     * Your Health Matters is a call-in talk program focused on a broad variety of health topics, including allergies, food related disorders, herbal approach to healing, vitamins, and taking control of your health. Your Health Matters is hosted by Doug Kaufman, an author, lecturer and nutritional expert with more than 23 years experience in the diversified health care industry. This program is available Monday through Friday, 8 to 11 a.m. EST.

     * People to People is a live in-depth counseling program dealing with people's personal problems, marriage problems, rearing children, and other counseling needs. The show features interaction between the hosts and the callers. Hosted by Bob George and Bob Davis, this program is available Monday through Friday, 7 to 9 p.m. EST.

     * SportsTalk USAT is a Sunday sports magazine show designed to provide a positive blend of scores, sports celebrity guests and a comprehensive wrap-up of all college and pro sports. SportsTalk USA also goes on location with remotes from the World Series, Super Bowl, Final Four and other premiere sporting events. This program is hosted by David Ross and is available on Sunday from 10 p.m. to 1 a.m. EST.

     * Golden Age of Radio Theater enables listeners to relive the golden years of radio broadcasting. This program rebroadcasts such shows as Jack Benny, Dragnet, Fibber McGee & Molly and X Minus One. Golden Age of Radio Theater is available Monday through Saturday at 9 p.m. EST.

     * Confident Living is an in-depth program designed to address the issues relevant to those entering their middle and later years. The talk show format considers such topics as caring for aging parents, mentoring children and grandchildren and financial planning for the future. Confident Living is co-hosted by veteran broadcasters Don Hawkins and Eunice Grant. The program is available on Saturday from 9 to 11 a.m. EST.

     * Celebration USA features gospel and country Christian music, interviews with the artists and "live" concert segments. This program is hosted by Jack Davis, an award winning DJ, and is available Sunday at 4 p.m. EST.

     * Christian Music America is hosted by Ron Taylor and provides a popular contemporary music format with songs from today's top Christian Music artists. Listeners will hear behind-the-scenes interviews with the artists, CD and music reviews, a Christian comedy segment called "The Lighter Side" and other Christian-music based features. Christian Music America is available Saturday and Sunday at 11 p.m. and 11 a.m. EST.

     * Contend for Truth is a provocative look at today's religions, cults and world views as examined against the views of Christianity. This program gives in-depth insight into world religions other than Christianity through a lively one-hour confrontation of views. The program is co-hosted by Clay Jones and Steve Huddleston and is available Sunday at 3 p.m.

     * America's Greatest Heroes promotes an accurate image of our founding fathers and others who have helped shape America in a positive way. This broadcast is intended to entertain listeners while informing them on important events and personality traits surrounding America's greatest heroes, including George Washington, Benjamin Franklin and others. America's Greatest Heroes is available Saturday and Sunday at 8 a.m. EST.

     * Bible's Greatest Heroes provides programming to bring biblical stories and Bible characters to life. This broadcast is designed to inspire listeners of all demographics by acting out and dramatizing key Biblical stories. Bible's Greatest Heroes is available at Saturday and Sunday at 7 a.m. EST.

     USA Internet Radio

     In addition to broadcasting on satellite, we presently broadcast select news and programming simultaneously on the Internet via streaming audio. "Streaming audio" is the ability to transmit live audio signals through the Internet. This technology provides a continuous stream of data so that the audio feed is constantly being downloaded, thereby allowing the user to listen to live and uninterrupted broadcasts as they would on conventional radio. At its present level, the streaming technology allows users to receive audio in real time without having to download a file. With the rapid technological developments in audio streaming, the Internet is rapidly becoming a stable platform for high-quality radio broadcasting.

     A recent survey indicates that in the last quarter of 1998 and the first quarter of 1999, the percentage of Americans who have listened to the radio over the Internet has more than doubled. In July 1998, when the study originally took place, the study found that 6% of all Americans had listened to the radio over the Internet. The study found that in February 1999 that number had increased to 13% of all Americans. The fact that Arbitron Research Company is measuring the percentage of Americans that listen to radio over the Internet is significant because advertising rates are based in part upon audience ratings as determined by Arbitron. Currently, advertising rates are not based upon Internet listening. Management believes that in the future, Internet listening will be included in determining advertising rates.

     We are committed to providing our programming content to our affiliates using the latest in technological advancements.
Accordingly, we have elected to " stream" our audio signals in the following formats:

     *    Real Network's Real Audio and Real Video technologies.

     *    Microsoft Windows Media Player; and

     *    MPEG (Motion Picture's Engineering Group) or MP3.


Using these three formats we are able to supply audio to the majority of the computer platforms and most of the Internet listening audience.

     It is management's opinion that the Internet presents USA Radio Network with a significant opportunity. If we can capture a larger share of the burgeoning Internet radio audience, as described above, we believe we will be well-positioned to increase the rate for which we charge for advertising time. We have formulated short and long-term plans to expand our Internet presence. In keeping with those plans, we intend to grow our programming through the acquisition of Internet broadcasting companies and syndicated radio programming, building content, putting in place infrastructure, increasing listenership, securing advertising dollars and continuing to develop a viable broadcast model. No assurances can be made that we will be able to successfully capitalize on this opportunity.

     Our affiliates may also broadcast our news and programming on their own Internet sites. We do not restrict or control our affiliates' broadcasting on their Internet site. Management believes that our affiliates do not and will not in the future object to our Internet broadcasting of our programming because they may broadcast our programming over their own Internet site.

     Broadcast Facilities

     We deliver our programming content to our affiliates "live" via two satellites, SatCom C-5 and GEIII.

     The originating point of our programming is our state of the art broadcast facility located in Dallas, Texas, which employs the latest in news gathering, digital audio editing, digital audio production and Internet broadcasting technologies. We control four channels on Satellite GEIII. Each channel is supplied with programming content completely independent of the other channels and is controlled and operated from a central point within our broadcast facility. Our on air and production studios terminate in our broadcast facility where final processing and leveling is performed prior to delivery to the affiliate. Our broadcast facility also houses our satellite receiver command and control system. This system enables us to authorize or deauthorize satellite receivers located at the affiliated radio stations. This system also gives us the ability to remotely operate onboard relays which in turn the affiliate will use to operate their own in-house automation systems.

     All channel downlinks from Satellite GEIII are also monitored from our broadcast facility. These downlink systems are a duplicate of what one of our affiliated radio stations would have at its facility. This duplication gives us the ability to help troubleshoot problems that an affiliate may be experiencing with their downlink system.

     We control one audio channel on Satellite SatCom C5. The programming content on SatCom C5 is a simulcast of one of the channels on GEIII, strictly for purposes of redundancy.

     From the broadcast center, our programming is beamed via a terrestrial microwave transmission system to the Dallas Fort Worth International Teleport were a low powered satellite uplink is used as the sole means of delivering our programming to the Chicago International Teleport located in Chicago, Illinois. This is the primary uplink facility used to deliver our programming to our affiliated radio stations. Both international teleports and our facilities are equipped with fully operational redundant systems as well as back up electrical power independent of the local commercial power companies.

     We lease our satellite space segments under various agreements that expire at various times through March 2005. Total rent expense for these leases was $416,209 and $423,397 for 1999 and 1998, respectively. Minimum rentals due under these agreements are approximately $290,000 in 2000, decreasing to approximately $166,000 in fiscal 2004.

Growth Strategy
---------------

     We believe that the key factors that determine the attractiveness of our programs are the following:

     * High Quality Programming Content. We believe that our broad base of quality programming provides our affiliates with a competitive solution to developing content in-house. Limited financial and creative resources, among other matters, typically prevent most independent radio stations from producing their own national quality programming. Additionally, the demonstrated size of our listening audience provides access to hosts, concerts, interviews and other content not readily available to smaller or independent stations. We emphasize content that is fresh, positive, entertaining and provides a high probability of focused demographic appeal.

     * Network Coverage. We believe that we have a competitive advantage over certain of our competitors due to the geographic breadth of our network and our positive image in the broadcasting industry. We continuously leverage the substantial coverage of our network to maximize the value of ad campaigns for both advertisers and advertising agencies.

     * Price. Although we do not sell our programming content to commercial radio stations, we believe that we must price our programming (in terms of the commercial airtime received in exchange) on a competitive basis. Because radio stations have a low-cost basis in the airtime exchanged, however, we believe that our programming content provides an attractive alternative to purchasing content for cash.

     * Reliability. Our affiliates enjoy substantially trouble-free, highly reliable programming.

     We intend to aggressively expand our operations over the next twelve months by leveraging these factors for the benefit of our affiliated stations. In this regard, we intend to continue to provide national quality programming to our affiliates in an attempt to enhance their ratings. We are also actively engaged in internally developing additional programming that may be added to our product offerings in the future. We believe that if we can successfully deliver attractive programming content to our existing affiliates, our affiliate base will increase, thereby allowing us to increase our fees for commercial airtime.

Industry Background and Revenue Model
-------------------------------------

     Radio serves primarily as a medium for local advertising and is considered an efficient means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, adult contemporary, oldies or news/talk. A station's format and style of presentation enable it to target certain demographic and psychographic groups.

     Radio stations generate the majority of their revenue from the sale of advertising time to local and national advertisers and advertising agencies. A station is able to market its broadcasting time to advertisers seeking to reach a specific audience by capturing a share of that audience in a particular market area. Advertisers and stations utilize data published by audience measuring services to estimate how many people within particular geographical markets and demographic groups listen to specific stations. We believe that many radio stations not affiliated with the three major radio networks do not have the creative and financial resources to produce nationally accepted programming. As a result, these stations look to syndicators, such as the USA Radio Network, to enhance their local programming.

     The local stations independently determine the number of advertisements broadcast hourly that will maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally do not vary significantly from year to year.

     We do not derive a significant portion of our revenues from the sale of our programs to affiliate stations. Instead, we barter with our affiliated radio stations for commercial airtime which is exchanged for our programming content. This commercial airtime is then resold to advertisers with whom we have relationships. Although most of the commercial airtime resold by us represents "spots" within our programs, occasionally, we will obtain commercial airtime outside of our program as inventory. We derive additional income, although to a much lesser extent, from the sale of our programming to non-commercial radio stations that do not carry advertising and the rental of time on our channels. Management believes that the company receives certain strategic and marketing benefits from providing its programming to the Armed Forces Radio Network and, as such, does not derive any revenue therefrom.

     Many variables determine commercial airtime pricing including the time of day the advertisement will air, the size of the potential listening audience, the length of the ad and the number of times the advertisement will be run. The "prime spots" on our programming typically run from 6 a.m. to 7 p.m., Monday through Friday. These time slots command the largest advertising dollar per minute or half-minute, with the remaining commercial time bringing a somewhat lower price. Commercial spot time can vary from a low of $75 per minute during overnight segments to a high of $1,200 during peak broadcast times. In general, one-time, one minute advertisements running during peak times and reaching a large audience will cost more than half-minute advertisements running off peak, targeting a small listener base, with contracts for multiple broadcasts.

     Stated below is a representative list of advertising agencies and advertisers, listed alphabetically, that purchased commercial airtime from us in 1998 or 1999. Some of these advertising agencies and advertisers represented less than one percent of our total revenues in such years.

                              Advertising Agencies
     -----------------------------------------------------------
       *    Auritt Communications
       *    The Domain Group
       *    Ellentuck & Springer
       *    Goldberg-Marchesano
       *    Grizzard
       *    The Jordan Group
       *    Karlin Advertising
       *    KEF Media
       *    KMA
       *    KSL Media
       *    McGlothlin and Associates
       *    Medert Creative Services
       *    Morning Star Communications
       *    Multi Media Services
       *    John F. Murray
       *    Newton Media
       *    Ocean Media

                              Advertisers
     -----------------------------------------------------------

       *    1-800-Flowers.com
       *    Advil Pain Reliever
       *    American Express
       *    Arts & Enertainment Network
       *    Cheerios
       *    Crosswalk.com
       *    Dimetapp
       *    Greyhound Bus Lines
       *    The History Channel
       *    John Deer
       *    Motel 6
       *    Oreck Vacuum Cleaners
       *    Priceline.com
       *    Transamerica

     For the years ended December 31, 1999 and 1998, we did not have any single client or group of related clients that contributed to 10% or more of our revenues for those periods.

Marketing and Advertising
-------------------------

     Our primary marketing objectives are to increase the number of radio stations affiliated with us and to sell commercial airtime, acquired by barter from affiliated radio stations, to advertisers and advertising agencies. Management believes that the addition of radio stations as affiliates in desirable U.S. radio markets will increase our reach. An increased audience reach will allow us to increase fees for our commercial airtime on our programming, thus enhancing revenue.

     We believe that advertiser awareness of the USA Radio
Network is critical to our success. As a result, we continually communicate with advertisers and advertising agencies through:

     * trade publication advertisements;

     * public relations;

     * direct mail;

     * ongoing customer communications programs;

     * promotional activities;

     * trade shows; and

     * advertisements and announcements over our network.

     As of December 31, 1999, we had an internal sales organization consisting of 4 professionals with an average of more than 10 years of sales experience. We also use the advertising agencies that purchase commercial airtime from us to supplement our sales force.

Competition
-----------

     The markets for quality radio programming and commercial airtime are intensely competitive and we expect competition to increase.

     Radio Programming

     The radio broadcasting industry is highly competitive. Our programming competes for listeners and advertising revenue directly with other broadcasters. Radio stations compete for listeners primarily based on program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of our markets, we are able to attract advertisers seeking to reach those listeners.

     Commercial Airtime

     Competition for radio advertising is very intense. We compete for radio airtime revenues with:

     *    radio stations;

     * ownership groups, which own blocks of radio stations across the industry;

     * program syndicators, like USA Radio Network, that offer content to radio stations; and

     *    independent producers and distributors.

     Several of our syndicating competitors are also associated with major radio station group owners. Our largest competitors, which are all associated with ownership groups, are AM/FM Radio Networks, Premiere Radio Networks, CBS Radio Network, and ABC Radio. We estimate that these competitors account for approximately 80% of the network advertising revenues. We believe that we are a leader of the syndication companies not associated with an ownership group.

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on our business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on us.

Government Regulation
---------------------

     As a producer and distributor of programming to be transmitted to the public, we are not subject directly to the extensive regulation that is imposed on the licensees of broadcast stations by the Federal Communications Commission ("FCC") under the Communications Act of 1934, as amended. As a practical matter, however, our affiliate stations that broadcast programming produced by us may anticipate that certain rules and policies of the FCC, including those related to program content and political broadcasting, are being complied with by us. Management is not aware of any allegations that our programming has not complied with applicable regulations or laws or is related to any complaints against any broadcast stations. The Rules and Regulations of the FCC and applicable statutes are subject to change from time to time. No assurance can be given that changes to FCC rules, statutes or other regulations would not have a material adverse impact on us.

     Prior to the merger with Ansel Project, USARadio.com (formerly known as USA Radio Network, Inc.) was granted a license by the FCC to operate a private operational fixed microwave system (the "microwave system") between its studios and the point from which its programming is distributed. Pursuant to applicable FCC regulations, the consent of the FCC should have been obtained prior to the merger. An application has been filed with the FCC seeking its consent to the assignment. Management believes that the consent of the FCC to the assignment of the license will be granted in due course, however, no assurances that the FCC will consent to the assignment can be given. While it is possible that the FCC might propose a civil forfeiture or other penalties against us relating to this matter, we do not anticipate that any such sanctions would have a material adverse effect on our business or financial condition. Were the FCC to refuse to permit us to continue to operate the microwave system, we would utilize alternative arrangements that we have made to deliver our programming to the distribution point from the broadcast studio. Management does not anticipate, but cannot assure, that operations would be significantly impacted were it necessary to discontinue operation of the microwave system.

Proprietary Rights
------------------

     USA Radio Network, the USA Radio Network logo, Daybreak USA and USA@Nite are each registered with the U.S. Patent and Trademark office as service marks of the Company. We are entitled to exclusive nationwide use of these marks.

     In addition to these federally registered marks, we also use various trademarks or service marks in association with the provision of radio programming that have not been federally registered, but which would, based upon their distinctiveness and in the absence of an earlier first use of a similar mark by another party, accord us with ownership of these marks based on common laws principles. Common law use, unlike federal registration, entitles us to exclusive use of the mark, but only in the specific geographical areas where the mark is being used.

     Finally, we also claim copyright ownership in the original designs and text included in printed materials produced in conjunction with distributing our radio programming, as well as the original copyrights in all radio programming produced, published or otherwise distributed by us.

     We cannot provide any assurance that our intellectual property has not been, is not now, or will not be in the future, infringed upon, diluted, or misappropriated in any way by third parties, nor can we provide a guarantee that our intellectual property, whether or not protected with formal federal registrations, does not infringe upon or dilute the intellectual property of a third party.


Employees
---------

     As of February 29, 2000, we did not maintain any direct employees. We obtain all of the personnel necessary to conduct our operations from a third-party staffing corporation. At February 29, 2000, we utilized the services of 61 full and part-time persons of whom 27 were employed in the news department, 13 in the engineering department, 7 in programming, 4 in the sales department and 10 in executive or administrative capacities. We believe that our relationship with the third-party staffing company and our independent contractors is good.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our administrative offices and broadcast center are located within approximately 22,400 square feet of commercial office space located at 2290 Springlake Road, Suite 107, Dallas, Texas 75234. This lease has a net annual rental of approximately $160,000 in the year 2000 and $91,000 in the year 2001. The lease will expire in June 2001, unless terminated sooner. Although management believes that these facilities will continue to satisfy our space requirements for the foreseeable future, if additional facilities are needed, we believe that suitable expansion space is available.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to, nor are our properties the subject of, any pending legal proceedings and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 10, 1999, a special meeting of the stockholders of Ansel Project, Inc. (a predecessor to the company) was held with regard to the issue of the proposed merger with USARadio.com, Inc. Present at the meeting were stockholders representing 850,000 of the 1,230,000 issued and outstanding shares of Ansel Project common stock. After discussion, and upon motion duly made, seconded and carried, it was resolved that the Agreement and Plan of Merger presented to the stockholders by the board of directors be adopted and executed by the President of the company.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices, Record Holders and Dividends
-------------------------------------------

     Our stock is not listed on any exchange or automated quotation system. Although we may seek to obtain the listing of our shares on the OTC Bulletin Board at some point in the future, no such determination has currently been made, nor can there be any assurance that such a listing could be achieved. See "Management's Discussion and Analysis or Plan of Operation-Business Risks--There is no public market for our stock."

     At March 20, 2000, there were approximately 50 holders of record of our common stock holding an aggregate of 13,516,720 shares.

     We have not paid any cash dividends on our common stock and we do not anticipate declaring dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in our business.

The Securities Enforcement and Penny Stock Reform Act of 1990
-------------------------------------------------------------

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a "penny stock." The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on The Nasdaq Stock Market and any equity security issued by a corporation that has (i) net tangible assets of at least $2,000,000, if such corporation has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such corporation has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000 if such corporation has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

     To the extent that we take action to obtain the listing of our shares of common stock on the OTCBB, our securities may be subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investments in penny stocks can be very risky and that the investor's sales person or broker is not an impartial advisor but rather paid to sell the shares. It contains an explanation and disclosure of the bid and offer prices of the security, any retail charges added by the dealer to those prices ("markup" or "markdown"), and the amount of compensation or profit to be paid or received by the sales person in connection with the transaction. The disclosure contains further admonitions for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security as well as the sales person with whom the investor is working, and to understand the risky nature of an investment in the security. Further, the disclosure includes information regarding the market for penny stocks, explanations regarding the influence that market makers may have upon the market for penny stocks and the risks that one or two dealers may exercise domination over the market for such security and therefore control and set prices for the security not based upon competitive forces. The broker-dealer must also provide the customer with certain other information and then must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for security holders to dispose of their securities.

Recent Sales of Unregistered Securities
---------------------------------------

     During the year ended December 31, 1999, the following securities that were not registered under the Securities Act of 1933, as amended, were issued:

     * On December 21, 1999, Ansel Project, Inc. issued 13,136,720 shares of its common stock to USA Radio Network Trust, the sole stockholder of USARadio.com, Inc., a Texas corporation, in connection with the merger of USARadio.com with and into the company.

     All transactions described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on
Section 4(2) as transactions by an issuer not involving any public offering. The recipients of securities in these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with the company, to information about the company.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH ITEM 7. - "FINANCIAL STATEMENTS." EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER "BUSINESS RISK" AND ELSEWHERE THROUGHOUT THIS DOCUMENT. OUR FORWARD-LOOKING STATEMENTS ARE BASED ON THE CURRENT EXPECTATIONS OF MANAGEMENT, AND WE ASSUME NO OBLIGATION TO UPDATE THIS INFORMATION. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FORM 10-KSB.

     USARadio.com, Inc. (also known as USA Radio Network) is a satellite-delivered radio broadcast network that offers a broad line of programming content to independent radio stations. Our programming includes news, sports, music, and general interest talk programs. Our target market consists of independent radio stations, both AM and FM, that choose not to become affiliated with the 3 major radio networks (ABC Radio, NBC, and CBS Radio Networks). As of March 15, 2000, our network was comprised of approximately 1,200 affiliated radio stations across the nation, including affiliates in 49 of the top 50 Dominant Market Areas
(DMAs). Our network includes affiliates in markets that represent approximately 95% of the U.S. population. We simultaneously broadcast select programming over the Internet.

     We do not derive revenues from the sale of our programs to affiliate stations. Instead, we barter with our affiliated radio stations for commercial airtime which is exchanged for our programming content. This commercial airtime is then resold to advertisers with whom we have relationships. We derive additional revenue, although to a much lesser extent, from the sale of our programming to non-commercial radio stations and the rental of time on our channels. We price our advertising time based on a variety of factors including the time of day the advertisement will air, the size of the potential listening audience, the length of the ad and the number of times the advertisement will run. Our revenues are recognized in the accounting period which corresponds with the broadcast of the advertisement. Amounts received in advance of a broadcast are recorded as deferred revenue until the broadcast is aired. Our advertisers and advertising agencies are generally billed monthly.

     For the year ended December 31, 1999, the following percentage of our revenues were derived from the following sources:

                                      % of Revenues
     Revenue Source                    During 1999
     -------------------------------  -------------
     News and sports programming...         64%
     Talk programming..............         24%
     Satellite time................          5%
     Other revenue.................          7%
                                      -------------
               TOTAL...............        100%
                                      =============

     Other revenue is derived from a fee charged to non-commercial radio stations unable to air commercial advertising and a fee charged for syndicating services of select network programming.

     Our expenses are comprised of:

     * sales expenses, which consists primarily of compensation and related expenses for our sales and marketing group, together with commission expense, including commissions payable to sales staff;

     * programming costs, which consists primarily of compensation and related expenses for "on air" personalities, production staff and related personnel as well as the actual costs associated with developing programming content;

     * news services, which consists primarily of the variable costs of independent reporters and operational expenses including subscription fees to news services and satellite time;

     * administrative and engineering, which consists primarily of compensation and related expenses for our administrative, accounting and engineering staff, occupancy costs and legal and consulting fees; and

     *    depreciation.

Implications of Merger with USARadio.com
----------------------------------------

     Ansel Project, Inc., the original predecessor to the company, was formed on April 9, 1998 under the laws of the State of Colorado. Ansel Project was dormant until December 21, 1999, at which time USARadio.com, Inc. was merged with and into Ansel Project. USARadio.com, Inc. was a Texas corporation formed on March 4, 1985 to provide news and programming content to radio stations affiliated under the name USA Radio Network. As part of the merger, Ansel Project changed its name to USARadio.com. The merger with USARadio.com was treated as a recapitalization of USARadio.com, resulting in the historical operations of the Texas corporation being treated as the historical operations of the company. Consequently, the historical financial information in this Form 10-KSB (together with the accompanying management's discussion and analysis) reflect the financial position, results of operations, and cash flows of USARadio.com, for all years presented.

Results of Operations
---------------------

     The following table sets forth, for the period presented, certain elements of the statements of operations of USARadio.com, in thousands:

                                              December 31,
                                            ----------------
                                             1999      1998
                                            -------  -------
      Revenues                             $3,692    $3,715
      Operating expenses                    3,968     3,905
      Operating loss                         (276)     (190)
      Other expense                          (240)       (3)
      Income tax benefit                       60        65
      Net loss                               (456)     (128)

     We have made, or are in the process of making, several changes which we anticipate will have a favorable effect on our results of operations for the year ending December 31, 2000. Specifically, during the third quarter of 1999, we increased the rates at which we sell commercial airtime by approximately 20%. Further, we have increased our available inventory of commercial spots by adding new network programming. In addition, we eliminated certain programs which, in the opinion of management, were not profitable. Lastly, we have effected certain operational changes, including steps designed to reduce our overall operating expenses, which we expect to have a direct effect on our operating performance. Please refer to "--Business Risks" for a number of factors that could cause our results of operations to not respond to these changes as expected.



     Year Ended December 31, 1999 Compared With Year Ended
     December 31, 1998

     REVENUES. Our revenues remained flat between 1999 and 1998. We recorded revenue of approximately $3.7 million in each year. The loss of one significant news service client in 1999 was substantially offset by an increase in spot sales and an increase in the price at which we were selling commercial airtime. Spot sales (which represented approximately 86% of total revenues for 1999) increased by approximately 10% in 1999. Revenues for

1998 were negatively affected by a decrease in available spot advertising resulting from spots that we provided to a former sales representative firm in connection with a settlement between the company and such firm.

     OPERATING EXPENSES. Overall operating expenses increased modestly (less than 2%) from 1998 to 1999, increasing by approximately $63,000. This increase primarily relates to an increase in administrative and engineering costs resulting from the costs associated with upgrading our technology and increased salaries for technical personnel, partially offset by a decrease in certain other expenses.

     NET LOSS. For the year ended December 31, 1999, our net loss was approximately $456,000 compared with a net loss of $128,000 for the year ended December 31, 1998. The majority of this increase in loss was attributable to $185,000 of merger related costs incurred in connection with the merger with Ansel Project.

Liquidity and Capital Resources
-------------------------------

     Since inception, we have financed our operations principally from operations. Such funds have historically been supplemented with bank debt and stockholder loans. At December 31, 1999, we had a working capital deficit of $124,000 as compared with positive working capital of $62,000 at December 31, 1998. Net cash used in operating activities for the year ended December 31, 1999 and 1998 was $30,000 and $3,000, respectively, representing an increase of $27,000 in the 1999 period. The increase was primarily due to legal and consulting fees.

     As of December 31, 1999, certain of our vendors had granted extended payment terms to us relating to an aggregate of approximately $250,000 in payables. Although we expect that we will be able to remain current with each of these vendors, including with respect to those portions for which we have been granted extended payment terms, no assurances can be made that we will be able to fulfill our obligations under these terms. Failure to repay our obligations to these vendors according to the arranged terms could have a material adverse effect on our business, prospects, financial condition or results of operations. Management expects to be fully current with all of its accounts payable by December 31, 2000.

     During the year ended December 31, 1999, Marlin Maddoux, our Chief Executive Officer and President, advanced $80,000 to us. This advance bears interest at 10% per annum with a maturity date of September 1, 2004. These funds were used by us to acquire certain equipment and technology necessary in connection with the upgrade of our command and control center. Specifically, this equipment upgraded our satellite transmission technology from analog to digital.

     Mr. Marlin Maddoux also has advanced a total of $76,057 to us as of December 31, 1999. This advance bears interest at 12% per annum, with a maturity date of June 1, 2001. These funds were used by us for operating and advertising expenses.

     We maintain a note payable to Bank of America which, at December 31, 1999, represented a debt of $21,178. This note was used to develop new talk programming. This note bears interest at the rate of 10% per annum and matures in September 2000. We have secured repayment of this note by substantially all of our assets. Further, Marlin Maddoux has personally guaranteed this note on our behalf, although we did not provide Mr. Maddoux a guarantee fee for doing so.

     We also maintain a credit facility with Bank of America. This credit line is payable upon demand and borrowings are limited to $100,000. Borrowings under this facility bear interest at prime plus 1%, which was 9.5% at December 31, 1999. At December 31, 1999, our outstanding debt under the credit facility was approximately $88,000. The borrowings under this credit facility are collateralized by our assets. We intend to pursue increasing our line of credit with Bank of America during the year 2000.

     In addition to the line of credit referenced above, we also maintain an additional bank line with Bank of America. Borrowings under this bank line are limited to $40,000 and bear interest at prime plus 3.625% (which was approximately 10.875% at December 31, 1999). Borrowings under this bank line are also payable on demand. At December 31, 1999, our outstanding debt under this facility was approximately $37,000.

     Management believes that its available cash, together with operating revenues and other available funds, will be adequate to meet its operating requirements for the immediate term.

     During 2000, we intend to seek additional financing through the issuance of debt, equity, other securities or a contribution thereof. Although there can be no assurances that any additional capital will be raised, any such financing which involves the issuance of equity securities would result in dilution to existing stockholders and the issuance of debt securities would subject us to the risks associated therewith, including the risks that interest rates may fluctuate and our cash flows may be insufficient to pay interest and principal on such indebtedness. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us. Our inability to obtain additional acceptable financing could have a significant negative impact on our operations or growth plans.

     Other than the foregoing and the "Business Risks" discussed below, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our short-term liquidity or capital resources.

Inflation
---------

     We do not believe that our operating results have been materially affected by inflation during the preceding two years.
There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Net Operating Loss Carryforwards
--------------------------------

     At December 31, 1999, we had net operating loss carryforwards of approximately $267,000 available to offset future taxable income that expire at various dates through 2019. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating loss carryforwards are subject to certain limitations in the amount of net operating losses that we may utilize to offset future taxable income.

Business Risks
--------------

     WE HAVE A RECENT HISTORY OF LOSSES AND NEGATIVE CASH FLOW.

     During the years ended December 31, 1998 and 1999, we incurred operating losses of approximately $190,000 and $276,000, respectively. During the year ended December 31, 1997, we recorded modest operating income of approximately $160,000. Prior years have also resulted in operating losses. As of December 31, 1999, we had an accumulated deficit of approximately $299,000. Therefore, we have not achieved consistent profitability. Further, we may incur operating losses in the future. We cannot assure you that we will ever achieve or sustain consistent profitability or that our operating losses will not increase in the future. If we do not achieve consistent profitability, our business, prospects, financial condition and results of operations will suffer.

     WE  WILL  NEED ADDITIONAL CAPITAL FINANCING WHICH  COULD  BE
UNAVAILABLE OR AVAILABLE ONLY ON UNFAVORABLE TERMS.

     We will need to raise additional capital during 2000 to fully implement our business plan. Further, because we have incurred operating losses in recent periods, we may need to raise additional capital to fund current operations. There can be no assurance that adequate levels of additional financing through additional equity financing, debt financing or other sources, will be available, or will be available when needed or on terms favorable to us. Additional financings could result in significant dilution to existing stockholders. If adequate capital is not available or is not available on acceptable terms, we may be unable to expand our business model, (even on a smaller scale), expand or maintain our existing affiliate base, develop or enhance our programming content, take advantage of existing or future opportunities, or respond to competitive pressures on a timely basis. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our growth strategies or reduce the scope of current operations. Either such event could have a material adverse effect on our business, prospects, financial condition and results of operations.

     A  DOWNTURN IN RADIO ADVERTISING WOULD CAUSE OUR REVENUES TO
     DECREASE.

     Our business depends on the continued demand for radio airtime by advertisers. Because the majority of our revenues are generated from the sale of commercial airtime, a downturn in radio advertising would have a material adverse effect on our business, prospects, financial condition or results of operations. Factors that could cause a downturn in radio advertising include:

     * the actual or perceived effectiveness of radio advertising in relation to other forms of advertising including television, print, outdoor and Internet-based advertising;

     *    changes in fees charged by other forms of advertising;
          and

     *    a substantial decline in the number of radio listeners.

     Further, because our success is closely associated with the performance of the advertising industry generally, a broad decline in national advertising would also have a material adverse effect on our business, prospects, financial condition or results of operations. No assurances can be given that a downturn in advertising generally or radio advertising in particular will not occur.

     IF WE FAIL TO MANAGE OUR AIRTIME INVENTORY, OUR
     PROFITABILITY MAY BE ADVERSELY AFFECTED.

     Our business depends on obtaining commercial airtime from affiliate stations in exchange for programming content and reselling such airtime to advertisers and advertising agencies. Therefore, we maintain all of the "inventory risks" attendant to holding commercial airtime, many of which are beyond our control. These risks include:

     * the risk that the commercial airtime will go unsold or will not be sold until close to its airtime when the value thereof has decreased substantially;

     * the risk that our affiliate stations do not represent an attractive demographic profile to our advertisers;
          and

     * technical risks, including the risk that our affiliate stations will be unable to broadcast the commercial spots purchased by our clients.

     In addition, we have in the past sold certain commercial airtime by guaranteeing favorable ratings and/or demographics. As is typical in the industry, if the radio program on which the commercial is broadcast does not achieve the guaranteed levels, we may be obligated to offer the advertiser additional advertising time. These "make goods" or "bonus spots" are the principal method by which we satisfy our guarantee obligations to advertisers. Alternatively, however, we could be required to refund or credit a portion of the advertising revenue derived from such sales. Historically, we have not refunded significant amounts of revenue on this basis.

     WE ARE SIGNIFICANTLY DEPENDENT ON THE CONTINUED POPULARITY
OF OUR PROGRAMS, PARTICULARLY "POINT OF VIEW."

     The success of our business is largely dependent on the subjective tastes of radio audiences. These tastes have historically been unpredictable and susceptible to change without warning or explanation. To the extent our programs do not meet with widespread audience appeal, our business, prospects, financial condition and results of operations will be harmed. No assurances can be given that any of our current or future programs will maintain a commercially viable level of audience appeal.

     During the year ended December 31, 1999, sales of commercial airtime received in exchange for our nationally syndicated program known as Point of View represented 9% of net sales, whereas sales of commercial airtime received in exchange for our next most popular program represented only 4% of net sales. Accordingly, if the popularity of Point of View among target listeners were to substantially decrease, our business, prospects, financial condition and results of operations would likely be materially adversely effected.

     The continued success of Point of View is dependent, to a large degree, upon the efforts of its host, Marlin Maddoux.
Mr. Maddoux has hosted Point of View, since 1972. The popularity of this program is generally attributed to the popularity of Mr. Maddoux. The loss or unavailability of Mr. Maddoux would adversely affect our business and prospects.

     OUR  SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN  AND  EXPAND
     OUR AFFILIATE BASE.

     Our success largely depends on our ability to maintain and expand our affiliate base. Our revenues are primarily driven by fees paid by advertisers and advertising agencies based on commercial airtime received through barter from our affiliates. If we are unable to induce existing and new affiliates to exchange commercial airtime for our programming, our business, prospects, financial condition and results of operations will be harmed. There can be no assurance that we will be able to establish new relationships or to maintain existing relationships with radio stations in the future.

     WE  INTEND  TO  EXPAND OUR BUSINESS MODEL TO  INCLUDE  OTHER
     SOURCES OF REVENUE.

     Since incorporation, we have been focused on providing radio programming content to our affiliate stations in exchange for commercial airtime that could be sold to advertisers. However, we believe that in order to maximize the value of our relationships with these affiliate stations and respond to competition, we will need to offer additional products or services to our existing affiliates and/or expand our services to advertisers. To do so, we intend to expand our business model, potentially including increasing the number of affiliates, expanding our internet radio presence and acquiring other satellite networks and internet radio companies. To date, we have not finalized this business model. We are unable to predict whether our expanded model will prove to be viable, whether the expanded model will jeopardize our current business and revenue streams and/or whether the demand for any new products or services will materialize. We expect that development of this expanded business model will require significant additional capital and will place significant strain on our managerial, operational and financial resources and that, as such, our business, prospects, financial condition and results of operations could be materially adversely affected.

     FUTURE GROWTH WILL STRAIN OUR RESOURCES.

     Future growth will be required in order for us to realize our business objectives. We expect that future growth, if any, will place a significant strain on our managerial, operational and financial resources. We must manage our growth, if any, through appropriate systems and controls in each of these areas. If we do not manage the growth of our business effectively, our business, prospects, financial conditions or results of operations would be materially adversely affected. Moreover, none of our senior executive officers has ever been a senior executive of a public company. Our management team may not be able to manage future growth, if any, or the demands of successfully operating a public company.

     THE  CONTENT OF OUR PROGRAMMING MAY SUBJECT US TO LITIGATION
     AND RELATED COSTS.

     Although all of our programming is intended for a broader audience and is free of content likely to be deemed objectionable to ethnic, religious or political groups, we may be subject to claims for defamation, liable, or based on other theories relating to the content contained in our programs. Defending against any such claims could be costly and deter the attention of management from the operations of our business.

     WE  MAY  MAKE  ACQUISITIONS OR ENTER INTO JOINT VENTURES  OR
STRATEGIC  ALLIANCES,  EACH OF WHICH IS ACCOMPANIED  BY  INHERENT
RISKS.

     If appropriate opportunities present themselves, we may make acquisitions or investments or enter into joint ventures or strategic alliances with other companies. Risks commonly encountered in such transactions include:

     * the difficulty of assimilating the operations and personnel of the combined companies;

     * the risk that we may not be able to integrate the acquired services, products or technologies with our current services, products and technologies;

     *    the potential disruption of our ongoing business;

     * the inability to retain key managerial personnel and/or on-air personalities;

     * the ability of management to maximize our financial and strategic position through the successful integration of acquired businesses;

     * difficulty in maintaining controls, procedures and policies; and

     *    the impairment of relationships with
          employees/suppliers and customers as a result of any integration.

     THE PRE-MERGER STOCKHOLDER OF USARADIO.COM CONTROLS
     APPROXIMATELY 97.2% OF OUR VOTING STOCK.

     USA Radio Network Trust, the sole pre-merger stockholder of USARadio.com, holds, as of March 20, 2000, 13,136,720 shares or approximately 97.2% of the issued and outstanding shares of the company. As a result, this stockholder, which is controlled by Marlin Maddoux as the sole trustee, has the ability to control all matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the company's assets, and the control of the management and affairs of USARadio.com.

     THERE IS NO PUBLIC MARKET FOR OUR STOCK, NOR DO WE
     ANTICIPATE THAT ANY PUBLIC MARKET WILL DEVELOP.

     Currently, our common stock is not traded on a national securities exchange or automated quotation system and, as such, there is no public market for our securities. Although we may seek to obtain the listing of our shares on the OTC Bulletin Board at some point in the future, no such determination has currently been made, nor can there be any assurance that such a listing could be achieved. Consequently, we cannot be certain that a regular trading market for our common stock will ever develop. If a trading market does in fact develop for our common stock, we cannot be certain that it will be sustained. Further, our shares may be subject to the rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Accordingly, you are likely to have difficulty in selling your shares of common stock should you desire to do so. See "Market for Common Equity and Related Stockholder Matters-The Securities Enforcement and Penny Stock Reform Act of 1990."

     YOU SHOULD EXERCISE EXTREME CAUTION WITH ALL FORWARD-LOOKING
     STATEMENTS MADE IN THIS FORM 10-KSB.

     As previously indicated, this Form 10-KSB contains "forward-looking statements." These forward-looking statements are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. Forward-looking statements reflect the current view of USARadio.com with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors identified in this section. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein. We do not intend to update our forward-looking statements.

     OUR BUSINESS MAY FACE ADDITIONAL RISKS AND UNCERTAINTIES NOT
     PRESENTLY KNOWN.

     In addition to the risks specifically identified in this "Business Risks" section of the Form 10-KSB, we may face additional risks and uncertainties not presently known to us or that we currently deem immaterial, which ultimately could impair our business, prospects, results of operations and financial condition.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements and notes thereto are filed herewith beginning at page F-1.

                                                            Page
                                                            ----

Report of Independent Certified Public Accountants          F-1

Independent Auditors' Report                                F-2

Balance Sheets as of December 31, 1999 and 1998             F-3

Statements of Operations for the Years
  Ended December 31, 1999 and 1998                          F-4

Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1999 and 1998            F-5

Statements of Cash Flows for the Years
  Ended December 31, 1999 and 1998                          F-6

Notes to Financial Statements                               F-7 - F-13


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     In December, 1999, our board of directors approved a change in the company's independent auditors. Previously, the independent auditing firm of Cordovano and Harvey, P.C. had issued reports covering the period from inception (April 8, 1998) to April 30, 1999 on Ansel Project. None of the reports of Cordovano and Harvey, P.C. on the financial statements of Ansel Project contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor have there been at any time, disagreements between Ansel Project and Cordovano and Harvey, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     We retained the accounting firm or Grant Thornton LLP to serve as our independent accountants to audit our financial statements. This engagement was effective February 14, 2000. Prior to its engagement as our independent auditors, Grant Thornton LLP had not been consulted by us either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.


                            PART III.

     Certain information required by Part III is incorporated by reference in this report from the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days following the end of the fiscal year covered by this report pursuant to Regulation 14A (the "Proxy Statement").



ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

     The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Proxy Statement.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is incorporated by reference from the Proxy Statement.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Proxy Statement.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          --------

          The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Annual Report on Form 10-KSB.

     (b)  Reports on Form 8-K.
          -------------------

          Ansel Project, Inc. filed a report on Form 8-K on November 12, 1999 regarding the acquisition of 850,000 shares of Ansel Project stock by USARadio.com, Inc., a Texas corporation.

          The Company filed a report on Form 8-K on April 7, 2000 regarding (i) the acquisition, by merger, of the operating assets and liabilities of USARadio.com, (ii) the change in the company's accountants and (iii) the change in the company's fiscal year to December 31.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2000.

                         USARadio.com, Inc.,
                         a Colorado corporation



                         By:  /s/ Marlin Maddoux
                            ----------------------
                            Marlin Maddoux
                            Chief Executive Officer and President


     In accordance with the Exchange Act, this report has been signed on the 11th day of April, 2000, below by the following persons on behalf of the registrant and in the capacities indicated.


             Signature                          Title
             ---------                          -----

   /s/ Marlin Maddoux             Chief Executive Officer,
  -----------------------------   President and Director
  Marlin Maddoux                  (Principal Executive Officer)

   /s/ Mark Maddoux               Vice President, Chief Financial
  -----------------------------   Officer and Director
  Mark Maddoux                    (Principal Financial and
                                  Accounting Officer)

                        INDEX TO EXHIBITS

  NO.    EXHIBIT
  ---    -------
  2.1 Agreement and Plan of Merger, dated November 3, 1999, by and between Ansel Project, Inc., a Colorado corporation and USARadio.com, Inc., a Texas corporation (Exhibit 2.1)(1)

  3.1    Articles of Incorporation of USARadio.com, Inc.
         (Exhibit 3.1) (2)

  3.2 Articles of Merger by and between Ansel Project, Inc., a Colorado corporation and USARadio.com, Inc., a Texas corporation

  3.3    Bylaws of USARadio.com, Inc. (Exhibit 3.2) (2)

 10.1    Form of USA Radio Network Broadcast Agreement

 10.2 Satellite Services and Space Segment Lease Agreement, dated March 11, 1997, by and between SpaceCom Systems,
         Inc. and USA Radio Network, Inc.

 10.3 Satellite Services and Space Segment Lease Agreement, dated March 15, 1999, by and between SpaceCom Systems,
         Inc. and USA Radio Network, Inc.

 10.4 Subscription Agreement, dated March 27, 1998, by and between United Press International and USA Radio
         Network

 10.5    Demand Note, dated September 30, 1998, by and between
         NationsBank, N.A. and USA Radio Network, Inc.

 10.6 Third Amendment to Lease Agreement between Phoenix Home Life Mutual Insurance Company and U.S.A. Radio Network, dated June 7, 1994, Second Amendment to Lease Agreement between Phoenix Mutual Life Insurance Company and U.S.A. Radio Network, dated October 29, 1991, First Amendment to Lease Agreement between Phoenix Mutual Life Insurance Company and U.S.A. Radio Network, dated October 7, 1989 and Lease Agreement between Phoenix Mutual Life Insurance Company and U.S.A. Radio Network dated May 3, 1989

 10.7 Promissory Note, dated September 30, 1997, by and between NationsBank of Texas, N.A. and U.S.A. Radio
         Network, Inc.

 10.8 Transmission Service Agreement, dated August 16, 1995, by and between Equity Radio Network, Inc. and USA Radio
         Network

 10.9    Advantage Business Credit Line/Loan Agreement, dated
         September 12, 1997, by and between Bank of America
         Texas, N.A. and USA Radio Network, Inc.

 10.10   Form of USA Radio Network Standard Affiliation
         Agreement Terms and Conditions and Addendum to
         Affiliation Agreement

 16.1    Letter Re Change in Certifying Accountant (Exhibit
         16.1)(1)

 27.1    Financial Data Schedule

---------------
(1) Incorporated by reference to the exhibit shown in parenthesis filed in our report on Form 8-K, filed April 7, 2000.
(2) Incorporated by reference to the exhibit shown in parenthesis filed in our Registration Statement on Form
     10-SB, filed August 16, 1999.

               Report of Independent Certified Public Accountants


Board of Directors
USARadio.com, Inc.


We have audited the accompanying balance sheet of USARadio.com, Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USARadio.com, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.



GRANT THORNTON LLP



Dallas, Texas
March 1, 2000

                  Independent Auditors' Report


To the Board of Directors and Stockholders of USARadio.com, Inc.
Dallas, Texas



We have audited the accompanying balance sheet of USARadio.com, Inc., formerly U.S.A. Radio Network, Inc., as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USARadio.com, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


BARRY MORGAN & COMPANY, P.C.



Dallas, Texas
January 29, 1999

                       USARadio.com, Inc.

                         BALANCE SHEETS

                          December 31,

               ASSETS                                           1999           1998
                                                            ------------   ------------
CURRENT ASSETS
     Cash                                                    $    9,225     $   30,226
     Accounts receivable, net of allowance for doubtful
       doubtful accounts of $11,909 in 1999 and 1998            488,621        435,577
     Accounts receivable-related party                          122,977        137,738
     Prepaid expenses                                            45,639         43,800
                                                            ------------   ------------

               Total current assets                             666,462        647,341

PROPERTY AND EQUIPMENT - AT COST
     Equipment                                                  580,749        487,854
     Furniture and fixtures                                       8,902          6,904
     Software                                                    23,906         23,906
                                                            ------------   ------------
                                                                613,557        518,664
          Less accumulated depreciation                        (434,826)      (375,784)
                                                            ------------   ------------
                                                                178,731        142,880
                                                            ------------   ------------

                                                             $  845,193     $  790,221
                                                            ============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Current maturities of long-term debt                    $   34,461     $   38,798
     Notes payable                                              125,000        137,057
     Accounts payable                                           527,261        245,502
     Accrued liabilities                                        104,016        104,469
     Deferred income taxes                                            -         59,500
                                                            ------------   ------------

                Total current liabilities                       790,738        585,326

LONG-TERM DEBT, net of current maturities                       139,651         19,209

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock                                                 2,673         29,000
     Additional paid-in capital                                 211,327              -
     Retained earnings (accumulated deficit)                   (299,196)       156,686
                                                            ------------   ------------

                    Total stockholders' equity (deficit)        (85,196)       185,686
                                                            -----------    ------------

                                                             $  845,193     $  790,221
                                                            ===========    ============



The accompanying notes are an integral part of these statements.

                       USARadio.com, Inc.

                    STATEMENTS OF OPERATIONS

                    Years ended December 31,



                                                       1999              1998
                                                  -------------       -------------
REVENUE
     Spot sales, net                              $  3,174,050        $ 2,822,938
     Satellite time                                    210,541            255,308
     News services                                     127,653            456,508
     Syndication                                       180,000            180,000
                                                  -------------       -------------
                                                     3,692,244          3,714,754

OPERATING EXPENSES
     Sales expenses                                    892,469            967,070
     Programming and news services                   1,300,227          1,358,545
     Administrative and  engineering                 1,716,114          1,531,896
     Depreciation                                       59,042             47,012
                                                  -------------       -------------
                                                     3,967,852          3,904,523
                                                  -------------       -------------

                    Operating loss                    (275,608)          (189,769)

OTHER INCOME (EXPENSE)
     Interest income                                         -                110
     Interest expense                                  (54,774)           (22,813)
     Cost of merger                                   (185,000)                -
     Gain on sale of assets                                  -             19,814
                                                  -------------       -------------
                                                      (239,774)            (2,889)
                                                  -------------       -------------

                    Loss before income taxes          (515,382)          (192,658)

INCOME TAXES
     Income tax benefit                                 59,500             64,500
                                                  -------------       -------------
                                                        59,500             64,500
                                                  -------------       -------------

                    Net loss                      $   (455,882)       $  (128,158)
                                                  =============       =============

LOSS PER COMMON SHARE - BASIC AND DILUTED                $(.03)             $(.01)

WEIGHTED AVERAGE SHARES OUTSTANDING                 13,516,720          13,516,720






The accompanying notes are an integral part of these statements.

                       USARadio.com, Inc.

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)





                                                                                    Retained
                                         Common stock                               earnings
                                   -----------------------         Additional     (accumulated
                                      Shares       Amount        paid-in capital    deficit)     Total
                                   ------------   --------       ---------------  ------------   -----------
Balances at January 1, 1998           2,900,000   $ 29,000         $          -   $   284,844    $  313,844

Net loss                                      -          -                    -      (128,158)     (128,158)
                                   ------------   --------       ---------------  ------------   -----------

Balances at December 31, 1998         2,900,000     29,000                    -       156,686       185,686

Contribution of capital                       -          -              185,000             -       185,000

Merger with USARadio.com,
  Inc. (a Texas corporation),
  accounted for as a
  recapitalization (Note A)          10,616,720    (26,327)              26,327             -             -

Net loss                                      -          -                    -      (455,882)     (455,882)
                                   -------------  ---------      --------------   ------------   -----------

Balances at December 31, 1999        13,516,720   $  2,673         $    211,327    $ (299,196)    $ (85,196)
                                   =============  =========      ==============   ============   ===========




The accompanying notes are an integral part of these statements.

                       USARadio.com, Inc.

                    STATEMENTS OF CASH FLOWS

                    Years ended December 31,






                                                               1999           1998
                                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (455,882)    $ (128,158)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation                                                59,042         47,012
    Provision for doubtful accounts                                  -        (67,585)
    Deferred income taxes                                      (59,500)       (64,500)
    Gain on disposal of assets                                       -        (19,814)
    Merger costs paid by stockholder                           185,000              -
  Changes in operating assets and liabilities
    Accounts receivable                                        (53,044)       130,062
    Accounts receivable-related party                           14,761        (18,442)
    Federal income tax receivable                                    -          2,400
    Prepaid expenses                                            (1,839)       (15,221)
    Accounts payable                                           281,759        100,730
    Accrued liabilities                                           (453)        30,364
                                                            ----------     ----------

          Net cash used in operating activities                (30,156)        (3,152)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                       -         20,000
  Purchases of property and equipment                          (14,893)       (23,135)
                                                            ----------     ----------

          Net cash used in investing activities                (14,893)        (3,135)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                       64,000        109,000
  Payments on notes payable                                    (39,952)       (89,018)
                                                            ----------     ----------

          Net cash provided by financing activities             24,048         19,982
                                                            ----------     ----------

          Net increase (decrease) in cash                      (21,001)        13,695

Cash at beginning of year                                       30,226         16,531
                                                            ----------     ----------

Cash at end of year                                         $    9,225     $   30,226
                                                            ==========     ==========

Supplemental cash flow information:
  Interest paid                                             $   54,774     $   22,813
                                                            ==========     ==========

Noncash investing and financing activities:
  Acquisition of equipment financed by debt                 $   80,000     $        -
                                                            ==========     ==========




The accompanying notes are an integral part of these statements.

                       USARadio.com, Inc.

                  NOTES TO FINANCIAL STATEMENTS

                   December 31, 1999 and 1998




NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

 Nature of Business
 ------------------

 USARadio.com, Inc. (the Company) is a radio broadcast network that provides news and programming via satellite to radio stations throughout the United States. The Company sells national advertising to corporate brands and direct response advertisers and programming to non-commercial radio stations that do not carry the Company's advertising. The Company also receives revenue for the rental of time on its satellite channels.

 Reorganization
 --------------

 On November 5, 1999, the Registrant, formerly known as Ansel Project, Inc. (Ansel), entered into a merger agreement with USARadio.com, Inc., formerly U.S.A. Radio Network, Inc. (Old
 USA). Pursuant to the agreement, (i) the sole stockholder of Old USA acquired 850,000 shares of Ansel's common stock for $185,000 and (ii) Ansel issued 4.2368 shares of its common stock in exchange for each of the 2,900,000 outstanding shares of Old USA. At the conclusion of the merger, which was effective December 21, 1999, the former stockholder of Old USA owned 13,136,720 shares of the 13,516,720 total outstanding shares of Ansel. Ansel then changed its name to USARadio.com,
 Inc.   Ansel had no operations and insignificant assets at the
 date of merger.

 The merger was accounted for as a recapitalization of Old USA. Accordingly, the accompanying financial statements for periods prior to December 21, 1999, are those of Old USA. The consideration paid by the stockholder of Old USA in the amount of $185,000 has been reflected in the accompanying financial statements as contributed capital and has been charged to expense as a cost of the recapitalization.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Property and Equipment
 ----------------------

 Property and equipment are stated at cost. Depreciation is provided using the straight-line method over expected useful lives of five to seven years.

 Revenue Recognition
 -------------------

 Spot sales revenue is recognized in the accounting period which corresponds with the broadcast of the advertisement. Net revenues represent gross spot sales less direct commissions paid to independent advertising agencies. Amounts received as advance payment of a broadcast are recorded as deferred revenue until the broadcast is aired.

                       USARadio.com, Inc.

                      December 31, 1999 and 1998


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 Use of Estimates
 ----------------

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


 Credit Risk
 -----------

 The Company sells commercial airtime to advertisers and advertising agencies and sells satellite time and syndication services to radio stations located throughout the United States. Credit is extended based on an evaluation of each customers financial condition, credit standing and previous history with the Company. Credit losses are provided for as deemed necessary.

 Income Taxes
 ------------

 Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

 Loss Per Share
 --------------

 Basic and diluted loss per common share are based upon the weighted average number of shares of common stock outstanding, giving retroactive effect to the merger discussed in Note A.

 Reclassifications
 -----------------

 Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE C - RELATED PARTY TRANSACTIONS

 The Company sells satellite time and syndication services to a not-for-profit organization, International Christian Media
 (ICM). From time to time, the Company and ICM incur expenses on behalf of the other which are subsequently reimbursed by the appropriate party. The Company's primary stockholder is a trust with directors in common with the board of trustees of ICM.

                       USARadio.com, Inc.

                   December 31, 1999 and 1998

NOTE C - RELATED PARTY TRANSACTIONS - Continued

 A summary of the transactions with ICM is as follows:

                                                 Years ended
                                                 December 31,
                                             --------------------
                                               1999       1998
                                             ---------  ---------


 Syndication fees and sale
   of satellite time to ICM                  $ 234,000  $ 234,000
 Net expenses paid by the Company
   and billed to ICM                            32,485      9,620
                                             ---------  ---------

                                             $ 266,845  $ 243,620
                                             =========  =========

                                                December 31,
                                             --------------------
                                               1999       1998
                                             ---------  ---------


      Accounts receivable from ICM           $ 122,977  $ 137,738
                                             =========  =========


NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

 Notes payable and long-term debt consist of the following:

                                                  December 31
                                             --------------------
                                                1999       1998
                                             ---------  ---------

   Note payable to bank, interest at 10%,
    payable in monthly installments of
    $3,233 including interest, maturing in
    September  2000; secured by
    substantially all assets of the Company
    and is guaranteed by a stockholder of
    the Company and affiliates of the
    stockholder.                             $  21,178  $  58,007

   Line of credit of $100,000 to a bank,
    interest at bank's prime rate plus 1%
    (9.5% at December 31, 1999) payable
    monthly, due upon demand; secured by
    substantially all assets of the Company.    88,000     57,000

   Line of credit of $40,000 to bank,
    interest at bank's reference rate  plus
    3.625% (10.875% at December 31, 1999)
    payable monthly, due upon demand.           37,000     32,000

                                                  December
                                             --------------------
                                                1999      1998
                                             ---------  ---------
   Advance from a related party, interest
    at 10%, payable in monthly
    installments of $1,703 through
    September 2004; secured by equipment.    $  76,877  $       -

   Advance from a related party, interest
    at 12%, due June 2001.                      76,057     48,057
                                             ---------  ---------
                                               299,112    195,064
    Less current maturities                    159,461    175,855
                                             ---------  ---------

                                             $ 139,651  $  19,209
                                             =========  =========

   Aggregate maturities of notes payable and long-term debt at December 31, 1999 are as follows:

          Year ending
          December 31,
          ------------

              2000                 $159,461
              2001                   90,746
              2002                   16,242
              2003                   17,960
              2004                   14,703
                                   --------

                                   $299,112
                                   ========


NOTE E - COMMON STOCK

     As discussed in Note A, the Company entered into a merger agreement effective December 21, 1999. The merger has been accounted for as a reverse acquisition. Common stock at December 31, 1999 and 1998 was as follows:

                                1999                    1998
                         -------------------        --------------
                                                    USARadio.com,
                            USARadio.com,           Inc., formerly
                           Inc., formerly           U.S.A. Radio,
                         Ansel Project, Inc.        Network, Inc.
                         -------------------        --------------
     Shares authorized        20,000,000              4,000,000
     Par value per share          no par                   $.01
     Shares issued and
       outstanding            13,516,720              2,900,000
     Aggregate value              $2,673                $29,000

NOTE F - INCOME TAXES

 The income tax benefit reconciled to the tax computed at the statutory Federal rate is as follows:

                                          Years ended
                                          December 31,
                                   -----------------------
                                      1999          1998
                                   ---------      --------
     Federal tax benefit
       at statutory rate           $(175,230)     $(65,504)
     Nondeductible expenses           63,292         1,004
     Other                           (14,892)
     Change in valuation allowance    37,546             -
                                   ---------      --------

                                   $ (59,500)     $(64,500)
                                   =========      ========

 Deferred tax assets and liabilities consist of the following:

                                        December 31,
                                    --------------------
                                       1999      1998
                                    ---------  ---------

      Deferred tax assets
        Net operating loss
         carryforwards              $  90,905  $  60,609
        Accounts payable              214,634    121,594
      Deferred tax liabilities
        Accounts receivable          (238,414)  (225,255)
        Prepaid expenses              (15,517)         -
        Property and equipment        (14,062)   (16,448)
                                    ---------  ---------
                                       37,546    (59,500)
        Less valuation allowance      (37,546)         -
                                    ---------  ---------

        Net deferred tax liability  $       -  $ (59,500)
                                    =========  =========

 At December 31, 1999, the Company had net operating loss carryforwards of approximately $267,000 available to offset future taxable income which expire at various dates through 2019. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

NOTE G - COMMITMENTS

 The Company leases office space under an operating lease that expires in June 2001. The Company has subleased a portion of these facilities to ICM and others. The net rent expense for these facilities was $131,428 and $104,610 for 1999 and 1998, respectively.

 Future minimum rental payments and sublease rental income under these facility lease agreements are as follows:

                             Years ending
                             December 31,
                          -------------------
                             2000       2001         Total
                          ---------   --------     ---------
      Minimum rentals     $ 288,624   $144,312     $432,936
      Less sublease
      rental income        (128,498)   (53,112)    (181,610)
                          ---------   --------     ---------
      Net rental expense  $ 160,126   $ 91,200     $251,326
                          =========   ========     =========

 The Company also leases satellite audio transmission services under various agreements which expire through March 2005. Total rent expense for these leases was $416,209 and $423,397 for 1999 and 1998, respectively.

 The following is a schedule of minimum rentals due under these satellite agreements:

      Year ending
      December 31,
      ------------

         2000                  $  289,041
         2001                     187,518
         2002                     169,055
         2003                     165,660
         2004                     165,660
         Thereafter                27,610
                               ----------

                              $1,004,544
                              ==========

 The Company also contracts for news and wire services under short-term agreements.


NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

 The fair values of the Company's financial instruments are based on carrying value for short-term items and, in the case of notes payable and long-term debt, incremental borrowing rates currently available on loans with similar terms and maturities. The carrying amounts of the Company's cash, accounts receivable, accounts payable, notes payable and long-term debt approximate fair value.

NOTE I - LIQUIDITY MATTERS

 The Company had losses in 1998 and 1999, and current liabilities exceeded current assets by $124,276 at December 31, 1999. To improve operations and liquidity, the Company has implemented various measures, including cost reduction programs. Although the effect of the measures is not assured, the Company believes that its liquidity will be sufficient to meet its operating requirements through December 31, 2000.