Form 10KSB/A
period 1999-12-31
USARADIO COM INC
filed 2000-04-28
CIK 1092661

----------------------------------------------------------------
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                          ------------
                          FORM 10-KSB/A

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1999

                               OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 000-27053

                       USARadio.com, Inc.
             (formerly known as Ansel Project, Inc.)
         (Name of small business issuer in its charter)

             Colorado                        84-1493151
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)          Identification No.)

   2290 Springlake Road, Suite 107,
    Dallas, Texas                              75234
(Address of principal executive offices)     (Zip Code)

            Issuer's telephone number:  972.484.3900
                          -------------
 Securities registered under Section 12(b) of the Exchange Act:
                              None

 Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, no par value
                         ---------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   [X] No   [ ]

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

At March 20, 2000, 13,516,720 shares of common stock were
outstanding.
                        ----------------
               DOCUMENTS INCORPORATED BY REFERENCE

None. This Form 10-KSB/A is being filed for the sole purpose of incorporating certain information required by Part III.

Transitional Small Business Disclosure Format (Check one):
Yes   [ ] No   [X]

----------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
      PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Your Board of Directors

     Below are the names and ages of the directors of USARadio.com, the years they became directors, their principal occupations or employment for at least the past five years and certain of their other directorships, if any.

  * Robert Marlin Maddoux  Age 67, a director since December
                           1999.
                           Mr. Maddoux has been the Chief
                           Executive Officer and President of
                           USARadio.com, or a predecessor
                           entity, since 1985 and, during such
                           time, has been responsible for
                           substantially all of our day-to-day
                           affairs. Mr. Maddoux has hosted our
                           most popular radio program, Point of
                           View, since 1972. He also has served
                           as President and member of the board
                           of trustees of International
                           Christian Media, Inc., a non-profit
                           organization, since 1974. Mr. Maddoux
                           attended Southwestern Bible College
                           from 1951 to 1955 and Dallas Baptist
                           University from 1967 to 1968.

  * Mark R. Maddoux        Age 43, a director since December 1999.
                           Mark Maddoux has been employed by
                           USARadio.com, or a predecessor entity
                           since December 1985 and has served as
                           our Vice President, Corporate
                           Secretary and Chief Financial Officer
                           since December 1999. Mr Maddoux is
                           also the Chief Financial Officer of
                           International Christian Media.
                           Mr. Maddoux received a Bachelors of
                           Science from Texas A&M University in
                           1979. Mr. Maddoux also serves as a
                           director of the Alliance Defense
                           Fund. Mr. Maddoux is the son of
                           Marlin Maddoux.

Executive Officers

    Below are the names and ages of the executive officers of USARadio.com as of March 31, 2000 and a brief description of their prior experience and qualifications.

  * Robert Marlin Maddoux  Age 67, a director since December
                           1999.
                           Mr. Maddoux is also our Chief
                           Executive Officer and President. See
                           the biography of Mr. Maddoux on page
                           1 under "Your Board of Directors."

  * Mark R. Maddoux        Age 43, a director since December 1999.
                           Mr. Maddoux is also our Vice
                           President,  Corporate Secretary  and
                           Chief Financial Officer. See the
                           biography of Mr. Maddoux on page 1
                           under "Your Board of Directors."

  * Thomas R. Tradup       Age 48, Vice President and General
                           Manager since June 1998.
                           As General Manager for USARadio.com,
                           Mr. Tradup has oversight
                           responsibility for programming,
                           operations, sales and long-range
                           planning. From June 1996 to June
                           1998, Mr. Tradup served as our
                           Director of Talk Programming where he
                           was responsible for successfully
                           launching the company's second
                           satellite channel used for offering
                           mainstream radio programming for the
                           general radio market. Mr. Tradup has
                           been in the radio industry since 1973
                           and, prior to joining us, held
                           programming and management positions
                           with numerous radio stations
                           including KCMO-AM (Kansas City), WMCA-
                           AM (New York), WASH-FM (Washington
                           D.C.), KRLD-AM (Dallas) and WLS-AM
                           (Chicago).

Key Management Employees

     Below are the names and ages of certain key management employees of USARadio.com as of March 31, 2000 and a brief description of their prior experience and qualifications.

  * Jeffery C. Dorf       Age 51, National Marketing and Sales
                          Director since March 1998.
                          As National Marketing and Sales
                          Director for USARadio.com, Mr. Dorf
                          manages a team of three national
                          Sales Executives who are responsible
                          for
                          soliciting and managing national
                          advertising accounts. Mr. Dorf is
                          also responsible for the management
                          of USARadio.com's Trafficking
                          Department, which in turn is
                          responsible for the scheduling of all
                          commercial inventories. Prior to
                          joining us, Mr. Dorf served as
                          General Manager of Prime Sports Radio
                          Network and has held sales and
                          management positions with companies
                          such as radio station WBPS (Boston)
                          and Bruce Marr & Associates. Mr. Dorf
                          holds a Bachelors degree in Business
                          Administration from the University of
                          Miami.

  * Robert E. Morris II   Age 53, News Director since January
  2000.
                          As News Director, Mr. Morrison is
                          responsible for all news gathering
                          and news delivery operations.
                          Mr. Morrison manages a news staff of
                          approximately 15 news anchors and
                          producers. Mr. Morrison has been a
                          broadcast journalist for almost 33
                          years and has served in management at
                          numerous radio stations such as WFAA-
                          AM (Dallas), KRLD-AM (Dallas) and ABC
                          Radio Network (New York), RKO Radio
                          Network (Los Angeles). Mr. Morrison
                          also holds many coveted awards from
                          broadcast organizations such as Texas
                          Associated Press Broadcasters, United
                          Press International (UPI) and Radio-
                          Television News Directors
                          Association.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive offers, we believe that all persons subject to reporting filed the required reports on time in 1999, other than Thomas R. Tradup, our Vice President and General Manager, and Mark R. Maddoux, our Vice President, Chief Financial Officer and corporate secretary, each of whom filed his Form 3 late. Consistent with the table above, neither Mr. Tradup, nor Mr. Mark Maddoux, reported any shares of our common stock as beneficially owned on their respective Forms 3.


ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executives

     Summary compensation. The following table provides summary information concerning compensation paid by us to our named executive officers, which are our Chief Executive Officer and our other executive officer who earned more than $100,000 in salary and bonus for all services rendered in all capacities during the fiscal year ended December 31, 1999. We may refer to these officers as our named executive officers in other parts of this Information Statement. For a list of our current executive officers, see "--Executive Officers."


                                       Annual Compensation
                                                    Other Annual
Name and Position                Salary     Bonus   Compensation
Robert Marlin Maddoux,
  Chief Executive Officer and
President...................      $33,000     ---      $8,302
Thomas R. Tradup,
   Vice President and General
   Manager.................      $180,000     ---        ---

     The "Other Annual Compensation" for Mr. Robert Marlin
Maddoux represents a car allowance provided to him by the company. Mr. Dorf, one of our key management employees, received a salary of approximately $160,000 (including commissions) during 1999.

     Stock options granted in the year ended December 31, 1999.
No stock options were granted to the named executive officers during the year ended December 31, 1999.

     Year-end option values. Neither of the named executive officers exercised any stock options during the year ended
December 31, 1999 and neither of these individuals held any options as of that date.

Compensation of Directors

     We do not provide cash compensation to our directors but do reimburse our directors for reasonable out-of-pocket expenses incurred in connection therewith. We intend to issue stock options to our directors in the future.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


     The following table sets forth information with respect to the beneficial ownership of our common stock at March 31, 2000, by:


     * each of our directors;

     * each of our named executive officers;

     * all of our executive officers and directors as a group; and

     * each person, or group of affiliated persons, known to us to own beneficially more than 5% of our common stock.

     Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. The address of each person and entity below is c/o USARadio.com, Inc., 2290 Springdale Road, Suite 107, Dallas, Texas 75234. We have calculated the percentages of shares beneficially owned based on 13,516,720 shares of common stock outstanding at March 31, 2000.

                                     Shares beneficially owned
                                     --------------------------
Person or group                         Number        Percent
-----------------------------------  ------------  ------------
Directors and Named Executive
  Officers:
Robert Marlin Maddoux(1)(2)........  13,136,720       97.2%
Mark R. Maddoux                               0        0.0
Thomas R. Tradup...................           0        0.0
All executive officers and
 directors as a group (3 persons)... 13,136,720       97.2
Beneficial Owners of 5% or More of
Our Outstanding Common Stock:
U.S.A. Radio Network Trust (2)....   13,136,720       97.2

(1)  Represents shares of common stock held by the U.S.A. Radio
     Network Trust.
(2)  Mr. Maddoux is the sole trustee of the U.S.A. Radio Network
     Trust and he, his wife and their lineal descendants
     (specifically, Mark R. Maddoux, J. David Maddoux, Timothy F.
     Maddoux and Marla Renee Maddoux Kelley) are the beneficiaries thereof.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Marlin Maddoux

     We have had a history of losses and negative cash flow. Therefore, although we have financed our operations principally from operations, we have had the need to supplement these funds with bank debt and stockholder loans. Marlin Maddoux, our Chief Executive Officer and President, has guaranteed a portion of our bank debt, although he has not received a guarantee fee to do so. Further, Mr. Maddoux has been the primary source for stockholder loans to the company. As of December 31, 1999, we owed
Mr. Maddoux a total of $152,934 of which $76,877 is due September 2004 and bears interest at 10% per annum and the remaining $76,057 is due June 2001 and bears interest at 12% per annum. No assurances can be made that Mr. Maddoux will continue to provide credit enhancements and/or stockholder loans to us in the future.

In addition to the loans referenced above, Marlin Maddoux loaned the U.S.A. Radio Network Trust the funds necessary to acquire the shares of our stock on November 5, 1999.

"Familial Relationships"

     We employ other persons related to Marlin Maddoux, our Chief Executive Officer and President, and Mark Maddoux, our Vice President, Corporate Secretary and Chief Financial Officer. Specifically, Tim Maddoux, a Vice President and our Assistant General Manager and J. David Maddoux, our Director of Information Systems, are the sons of Marlin Maddoux and the brothers of Mark Maddoux. These individuals received annual compensation of approximately $92,000 and $80,000, respectively, during 1999.

International Christian Media

     We sell satellite time and syndication services to International Christian Media ("ICM"), a not-for-profit organization that produces our program Point of View. Mr. Marlin Maddoux, our Chief Executive Officer and President, is the President of ICM and also serves on its board of trustees.
Mr. Mark Maddoux, our Vice President, Corporate Secretary and Chief Financial Officer, is the Chief Financial Officer of ICM. Neither Mr. Marlin Maddoux, nor Mr. Mark Maddoux, believe that their responsibilities with ICM interfere in any way with their responsibilities to the company. From time to time, we and ICM incur expenses on behalf of the other which are subsequently reimbursed by the appropriate party. Further, we sublease approximately 12,200 square feet of our executive offices to ICM for their operations at a rate equal to or in excess of the rate paid by us for such space. During the year ended December 31, 1999, ICM incurred approximately $234,000 in fees with us, representing approximately 6.0% of our total revenues for the year. Of this amount, approximately $150,000 was more than 90 days past due at December 31, 1999. We have agreed with ICM that we will begin to charge a "carrying fee" of 1% per month commencing March 1, 2000 on all amounts more than 90 days past due.

     We expect to continue to provide services to ICM in the future.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2000.

                              USARadio.com, Inc.,
                              a Colorado corporation



                              By:  /s/ MARLIN MADDOUX
                                  ------------------------------
                                   Marlin Maddoux
                                   Chief Executive Officer and
                                   President



     In accordance with the Exchange Act, this report has been signed on the 28th day of April, 2000, below by the following persons on behalf of the registrant and in the capacities indicated.


          Signature                        Title

    /s/ MARLIN MADDOUX           Chief Executive Officer,
  ------------------------       President and Director
  Marlin Maddoux                 (Principal Executive Officer)

    /s/ MARK MADDOUX             Vice President, Chief Financial
  ------------------------       Officer and Director
  Mark Maddoux                   (Principal Financial and
                                 Accounting Officer)