Form 10QSB
period 2000-03-31
USARADIO COM INC
filed 2000-05-15
CIK 1092661

--------------------------------------------------------------
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                        ----------------

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2000

                               OR

[ ]  TRANSITION REPORT UNDER SECTON 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          ------------

 Former name, former address and former fiscal year, if changed since last report:  N/A

                          -------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]   No   [ ]

At April 30, 2000, 13,516,720 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes      [ ]   No     [X]


-----------------------------------------------------------------

                             PART I.

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

USARadio.com, Inc.

Balance Sheets as of March 31, 2000 (unaudited) and December 31,
          1999 ..............................................   2

Unaudited Statements of Operations for the Three Months Ended
          March 31, 2000 and 1999 ...........................   3

Unaudited Statements of Cash Flows for the Three Months Ended
          March 31, 2000 and 1999............................   4

Notes to Financial Statements................................   5

                       USARadio.com, Inc.
                         BALANCE SHEETS


                              ASSETS
                                       March 31,     December 31,
                                          2000           1999
                                      ------------   ------------
CURRENT ASSETS                                (unaudited)
 Cash                                    $ 33,638      $    9,225
 Accounts receivable, net of
allowance for                             459,786         611,598
   doubtful accounts of $11,909 in
1999 and 2000
 Prepaid expenses                          40,939          45,639
                                         --------        --------
     Total current assets                 534,363         666,462

PROPERTY AND EQUIPMENT - AT COST
 Equipment                                572,237         570,699
 Furniture and fixtures                    18,952          18,952
 Software                                  23,906          23,906
                                         --------        --------
                                          615,095         613,557
 Less accumulated depreciation           (448,165)       (434,826)
                                         --------        --------
                                          166,930         178,731
                                         --------        --------
                                         $701,293        $845,193
                                         ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

                                      March 31,      December 31,
                                        2000             1999
                                    ------------     ------------
CURRENT LIABILITIES
 Current maturities of long-term
   debt                                 $  25,569       $  34,461
 Notes payable-bank                       125,000         125,000
 Accounts payable and accrued             557,668         631,277
   liabilities                           --------        --------
     Total current liabilities            708,237         790,738

LONG-TERM DEBT, net of current
  maturities                              136,096         139,651

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock                               2,673           2,673
 Additional paid-in capital               211,327         211,327
 Accumulated deficit                     (357,040)       (299,196)
                                        ---------      ----------
                                         (143,040)        (85,196)
                                        ---------      ----------
                                        $ 701,293      $  845,193
                                        =========      ==========


                     See accompanying notes.

                       USARadio.com, Inc.
                    STATEMENTS OF OPERATIONS
                  Three months ended March 31,
                           (unaudited)


                                        2000            1999
                                    -------------   -------------
NET SALES                               $872,190        $832,400

OPERATING EXPENSES
 Sales expenses                          229,670         223,579
 Programming and news service            267,204         321,461
 Administrative and engineering          402,689         432,844
 Depreciation                             15,135          16,072
                                     -----------      ----------
                                         914,698         993,956
                                     -----------     -----------
     Operating loss                      (42,508)       (161,556)

OTHER EXPENSE
 Interest expense                        (15,336)        (13,232)
                                     -----------      ----------
                                         (15,336)        (13,232)
                                     -----------      ----------
     Loss before income taxes            (57,844)       (174,788)

INCOME TAX
 Income tax benefit                           --          20,179
                                      ----------      ----------
                                              --          20,179
                                      ----------      ----------
     Net loss                         $  (57,844)     $ (154,609)
                                      ==========      ==========

LOSS PER COMMON SHARE - BASIC AND
  DILUTED                                 Nil         $     0.01
                                     ===========      ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                         13,516,720      13,516,720
                                      ==========      ==========


                     See accompanying notes.

                       USARadio.com, Inc.
                    STATEMENTS OF CASH FLOWS
                  Three months ended March 31,
                           (unaudited)


                                         2000           1999
                                     ------------- -------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
 Net loss                               $ (57,844)    $ (154,609)
 Adjustments to reconcile net loss
to net cash provided by (used
   in) operating activities
     Depreciation and amortization         15,135         16,072
     Provision for deferred income
       taxes                                   --        (20,179)
 Decrease in:
     Accounts receivable                  151,812         62,676
     Prepaid expenses                       4,700          3,344
 Increase (decrease) in:
     Accounts payable and accrued
       Liabilities                        (73,609)        65,709
                                       ----------      ---------

     NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES               40,194        (26,987)

CASH FLOWS FROM INVESTING
ACTIVITIES
 Purchases of property and
   equipment                               (3,334)        (2,967)
                                       ----------      ---------
     NET CASH USED IN INVESTING                           (2,967)
       ACTIVITIES                          (3,334)

CASH FLOWS FROM FINANCING
ACTIVITIES
 Proceeds from notes                           --          88,000
 Payments on notes                        (12,447)        (61,520)
                                        ---------       ---------
     NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES              (12,447)         26,480

          NET INCREASE (DECREASE)          24,413          (3,474)
IN CASH
CASH - BEGINNING OF PERIOD                  9,225          30,226
                                        ---------       ---------
CASH - END OF PERIOD                    $  33,638       $  26,752
                                        =========       =========



                     See accompanying notes.

                       USARadio.com, Inc.
                  NOTES TO FINANCIAL STATEMENTS
                         March 31, 2000


1.   Basis of presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     Except for the historical information contained herein, the matters discussed below contain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The company expressly disclaims any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report. Such factors include among others: our ability to obtain additional capital to implement our business plan; our history of losses and negative cash flow; our dependence on the continued demand for radio airtime; our potential inability to manage our airtime inventory; our dependence on the continued popularity of our programs, particularly "Point of View;" the need to maintain and expand our affiliate base; business conditions in the radio industry generally; the impact of market competitors; and such other factors as are more fully described in our Form 10-KSB for the year ended December 31, 1999.

The Company

     USARadio.com, Inc. (also known as USA Radio Network) is a
Colorado corporation with principal executive offices located at 2290 Springlake Road, Suite 107, Dallas, Texas 75234. The company's telephone number is 972.484.3900.

     The company will hold its Annual Meeting of Shareholders on May 26, 2000 at the company's principal executive offices. At the meeting, the shareholders of the company will:

     *    elect two directors to serve until the 2001 Annual
          Meeting of Shareholders and until their respective successors shall be elected and qualified; and

     * consider and potentially approve the merger of the company into a wholly-owned subsidiary organized under the laws of the State of Delaware in order to effect the change of the company's state of incorporation from Colorado to Delaware.

An Information Statement, together with the company's Annual
Report for the year ended December 31, 1999, were sent to each of the company's stockholders of record as of March 31, 2000 on May 9, 2000 describing in detail both of these proposals.

Overview

     USARadio.com, Inc. is a satellite-delivered radio broadcast network that offers a broad line of programming content to independent radio stations. Our programming includes news, sports, music, and general interest talk programs. Our target market consists of independent radio stations, both AM and FM, that choose not to become affiliated with the 3 major radio networks (ABC Radio, NBC, and CBS Radio Networks). As of May 15, 2000, our network was comprised of approximately 1,200 affiliated radio stations across the nation, including affiliates in 49 of the top 50 Dominant Market Areas (DMAs). Our network includes affiliates in markets that represent approximately 95% of the U.S. population. We simultaneously broadcast select programming over the Internet.

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

For the quarter ended March 31, 2000, the following percentage of our revenues were derived from the following sources:

                                        % of Revenues
                                        During Quarter
                                       Ended March 31,
            Revenue Source                   2000
            -------------------------  ----------------
            News and sports
            programming.............         63%
            Talk programming........         25%
            Satellite time .........          5%
            Other revenue ..........          7%
                                       ----------------
                      TOTAL.........        100%
                                       ================

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

     Revenues. Our revenues increased by approximately 5% to $872,000 for the three months ended March 31, 2000 from $832,000 for the three months ended March 31, 1999. This increase in revenue was primarily related to an increase in the rate at which we sell our commercial airtime. This increase took effect in the third quarter of 1999. In addition, revenues were positively affected by a slight increase in our available inventory of commercial spots which occurred as a result of additional programming added in February 2000.

     Operating Expenses. Overall operating expenses decreased by approximately $79,000, or 8%, to $915,000 for the three months ended March 31, 2000 from approximately $994,000 for the first three months of 1999. Approximately $54,000 of this decrease resulted from reduced programming and news service expense stemming from the elimination of one talk-style program. In addition, we experienced a decrease in administrative and engineering expense of approximately $30,000 from a reduction in compensation and related expense associated with redundant employees. The decrease in overall operating expenses was partially offset by a modest increase (approximately 3%) in sales expenses to approximately $230,000 from $224,000 in the three months ended March 31, 2000 and 1999, respectively. This increase resulted from an increase in the sales commissions paid as a consequence of additional available inventory.

     Income Tax Benefit. No income tax benefit was recorded for the three months ended March 31, 2000, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

     Net Loss. For the three months ended March 31, 2000, our net loss was approximately $58,000 compared with a net loss of approximately $155,000 for the three months ended March 31, 1999.

Liquidity and Capital Resources

     Since inception, we have financed our operations principally from operations. Such funds have historically been supplemented with bank debt and stockholder loans. At March 31, 2000, we had a working capital deficit of approximately $174,000 as compared with a working capital deficit of $124,000 at December 31, 1999. Net cash provided by operating activities for the quarter ended March 31, 2000 was $40,000 and net cash used in operating activities for the like period of 1999 was $27,000 representing an increase of $67,000 in the 2000 period. The increase was due principally to the reduced net loss and reductions in accounts receivables, offset in part by reductions in accounts payable.

     As of March 31, 2000, certain of our vendors had granted extended payment terms to us relating to an aggregate of approximately $240,000 in payables. At December 31, 1999, we owed approximately $250,000 under extended payment terms. Although we expect that we will be able to remain current with each of these vendors, including with respect to those portions for which we have been granted extended payment terms, no assurances can be made that we will be able to fulfill our obligations under these terms. Failure to repay our obligations to these vendors according to the arranged terms could have a material adverse effect on our business, prospects, financial condition or results of operations. Management expects to be fully current with all of its accounts payable by December 31, 2000.

     During the year ended December 31, 1999, Marlin Maddoux, our Chief Executive Officer and President, advanced $80,000 to us. At December 31, 1999, the outstanding amount of this advance was $76,877. This advance bears interest at 10% per annum with a maturity date of September 1, 2004. These funds were used by us to acquire certain equipment and technology necessary in connection with the upgrade of our command and control center. Specifically, this equipment upgraded our satellite transmission technology from analog to digital.

     Mr. Marlin Maddoux also has advanced a total of $76,057 to us as of December 31, 1999. This advance bears interest at 12% per annum, with a maturity date of June 1, 2001. These funds were used by us for operating and advertising expenses.

     We maintain a note payable to Bank of America which, at March 31, 2000, represented a debt of $22,000. The proceeds from this note were used to develop new talk programming. This note bears interest at the rate of 10% per annum and matures in September 2000. We have secured repayment of this note by substantially all of our assets. Further, Marlin Maddoux has personally guaranteed this note on our behalf, although we did not provide Mr. Maddoux a guarantee fee for doing so.

     We also maintain a credit facility with Bank of America. This credit line is payable upon demand and borrowings are limited to $100,000. Borrowings under this facility bear interest at prime plus 1%, which was 9.75% at March 31, 2000. At March 31, 2000, our outstanding debt under the credit facility was approximately $88,000. The borrowings under this credit facility are collateralized by our assets. We intend to pursue increasing our line of credit with Bank of America during the year 2000.

     In addition to the line of credit referenced above, we also maintain an additional bank line with Bank of America. Borrowings under this bank line are limited to $40,000 and bear interest at prime plus 3.625% (which was approximately 11.125% at March 31, 2000). Borrowings under this bank line are also payable on demand. At March 31, 2000, our outstanding debt under this facility was approximately $37,000.

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

                            PART II.
                        OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     We are not a party to, nor are our properties the subject of, any pending legal proceedings and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on form 8-K

          None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2000.


                              USARadio.com, Inc.




                              By:     /s/ MARK R. MADDOUX
                                   ------------------------------
                                    Mark R. Maddoux
                                    Vice President and Chief
                                    Financial Officer