Form 10QSB
period 2000-06-30
USARADIO COM INC
filed 2000-08-14
CIK 1092661

================================================================


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                          ____________

                           FORM 10-QSB

[ ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2000

                               OR

[ ]  TRANSITION REPORT UNDER SECTON 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 000-27053

                       USARadio.com, Inc.
     (Exact name of small business issuer as specified in its
                            charter)

             DELAWARE                            52-2234827
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification No.)

2290 Springlake Road, Suite 107, Dallas, Texas      75234
(Address of principal executive offices)          (Zip Code)

            Issuer's telephone number:  972.484.3900

                        ________________

 Former name, former address and former fiscal year, if changed since last report:  N/A

                        ________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No  [ ]

At August 10, 2000, 13,516,720 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes      [ ]   No     [X]

================================================================

                             PART I.

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

USARadio.com, Inc.

Balance Sheets as of June 30, 2000 (unaudited) and
  December 31, 1999 .................................           2


Unaudited Statements of Operations for the Three
  Months Ended June 30, 2000 and 1999................           3

Unaudited Statements of Operations for the Six Months
  Ended June 30, 2000 and 1999 ......................           4

Unaudited Statements of Cash Flows for the Six Months
  Ended June 30, 2000 and 1999 ......................           5

Notes to Financial Statements........................           6

                       USARadio.com, Inc.
                         BALANCE SHEETS

                             ASSETS

                                                        June 30,     December 31,
CURRENT ASSETS                                            2000           1999
                                                      ------------   ------------
                                                       (unaudited)


Cash ........................................         $   34,283      $   9,225
Accounts receivable, net of allowance for
  doubtful accounts of $5,475 and $11,909
   in 2000 and 1999..........................            558,593        611,598
Prepaid expenses.............................             34,900         45,639
                                                      ----------    -----------
      Total current assets                               627,776        666,462

PROPERTY AND EQUIPMENT-AT COST

Equipment....................................            619,956        570,699
Furniture and fixtures.......................             18,952         18,952
Software.....................................             23,906         23,906
                                                      ----------     ----------
                                                         662,814        613,557
Less accumulated depreciation................           (464,891)      (434,826)
                                                      ----------     ----------
         ....................................            197,923        178,731
                                                      ----------     ----------
         ....................................         $  825,699     $  845,193
                                                      ==========     ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                        June 30,     December 31,
CURRENT LIABILITIES                                      2000            1999
                                                     ------------   ------------

Current maturities of long-term debt...........      $    20,645     $   34,461
Notes payable-bank.............................          125,000        125,000
Accounts payable and accrued liabilities.......          675,997        631,277
                                                     -----------     ----------
        Total current liabilities..............          821,642        790,738


LONG-TERM DEBT, net of current maturities......          190,995        139,651

STOCKHOLDERS' DEFICIT

Common stock ..................................            2,673          2,673
Additional paid-in capital.....................          211,327        211,327
Retained earnings (accumulated deficit)........         (400,938)      (299,196)
                                                     -----------     ----------
        Total stockholders' deficit............         (186,938)       (85,196)
                                                     -----------     ----------
                                                     $   825,699     $  845,193
                                                     ===========     ==========


                     See accompanying notes.

                       USARadio.com, Inc.
                    STATEMENTS OF OPERATIONS
                   Three months ended June 30,
                           (unaudited)


                                    2000            1999
                                 -------------   -----------

NET SALES...................      $ 1,035,676    $  933,756

OPERATING EXPENSES
  Sales expenses............          234,400       227,667
  Programming and news
    service.................          324,845       347,867
  Administrative and
    engineering.............          499,404       418,636
  Depreciation..............           16,726        16,072
                                  -----------    ----------
                                    1,075,375     1,010,242
                                  -----------    ----------
      Operating loss........          (39,699)      (76,486)

OTHER EXPENSE
  Interest expense..........           (4,199)      (13,243)
                                  -----------    ----------
      Loss before income
          taxes.............          (43,898)      (89,729)

INCOME TAX
  Income tax benefit........                -        10,359
                                  -----------    ----------
      Net loss..............      $   (43,898)   $  (79,370)
                                  ===========    ==========

LOSS PER COMMON SHARE-BASIC
  AND DILUTED...............              Nil    $    (0.01)
                                  ===========    ==========



WEIGHTED AVERAGE SHARES
  OUTSTANDING...............       13,516,720    13,516,720
                                  ===========    ==========


                     See accompanying notes.

                       USARadio.com, Inc.
                    STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (unaudited)



                                          2000       1999
                                     ------------  -----------

NET SALES.........................     $1,907,866   $1,766,156


OPERATING EXPENSES

  Sales expenses..................        464,070      451,246
  Programming and news service....        592,049      669,328
  Administrative and engineering..        902,093      851,480
  Depreciation....................         31,861       32,144
                                       ----------   ----------
              ....................      1,990,073    2,004,198
                                       ----------   ----------
        Operating loss............        (82,207)    (238,042)

OTHER EXPENSE
  Interest expense................        (19,535)     (26,475)
                                       ----------   ----------
        Loss before income taxes..       (101,742)    (264,517)

INCOME TAX
  Income tax benefit..............              -       30,538
                                       ----------   ----------
        Net loss..................     $ (101,742)  $ (233,979)
                                       ==========   ==========

LOSS PER COMMON SHARE-BASIC AND
  DILUTED........................      $    (0.01)  $    (0.02)
                                       ==========   ==========



WEIGHTED AVERAGE SHARES
  OUTSTANDING ...................      13,516,720   13,516,720
                                       ==========   ==========



                     See accompanying notes.

                       USARadio.com, Inc.
                    STATEMENTS OF CASH FLOWS
                    Six months ended June 30,
                           (unaudited)

                                                    2000        1999
                                                -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss..................................    $ (101,742)  $(233,979)
  Adjustments to reconcile net loss to
   net cash provided by operating
    activities
      Depreciation and amortization.........       31,861      32,144
      Provision for deferred income taxes...            -     (30,538)

  Decrease in:
      Accounts receivable...................        53,005      58,980
      Prepaid expenses......................        10,739       3,783
  Increase in:
      Accounts payable and accrued
       liabilities .........................        44,720     258,952
            NET CASH PROVIDED BY                ----------   ---------
             OPERATING ACTIVITIES...........        38,583      89,342


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......        (3,334)    (87,262)
            NET CASH REQUIRED BY                ----------   ---------
             INVESTING ACTIVITIES...........        (3,334)    (87,262)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes.......................        15,000     125,000
  Payments on notes.........................       (25,191)    108,038
            NET CASH PROVIDED (REQUIRED) BY     ----------   ---------
             FINANCING ACTIVITIES...........       (10,191)     16,962

            NET INCREASE IN CASH............        25,058      19,042
CASH-BEGINNING OF PERIOD....................         9,225      30,226
                                                ----------   ---------
CASH-END OF PERIOD..........................    $   34,283   $  49,268
                                                ==========   =========


                     See accompanying notes.

                       USARadio.com, Inc.
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2000


1.   Basis of presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that might be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

The Company

     USARadio.com, Inc. (also known as USA Radio Network) is a
Delaware corporation with principal executive offices located at 2290 Springlake Road, Suite 107, Dallas, Texas 75234. The company's telephone number is 972.484.3900.

     We held our Annual Meeting of Shareholders on May 26, 2000. At this meeting, the stockholders approved both the election of Robert Marlin Maddoux and Mark R. Maddoux as directors to serve a one-year term ending with the 2001 Annual Meeting of Stockholders, and the redomestication of the Company under the laws of the State of Delaware.

     An Information Statement, together with the company's Annual Report for the year ended December 31, 1999, were sent to each of the company's stockholders of record as of March 31, 2000 on May 9, 2000 describing in detail both the election of directors and the proposed merger to be submitted to a vote of the stockholders. A Current Report on Form 8-K was filed on June 14, 2000 describing in detail the merger and change of the Company's state of incorporation.

Overview

     USARadio.com, Inc. is a satellite-delivered radio broadcast network that offers a broad line of programming content to independent radio stations. Our programming includes news, sports, music, and general interest talk programs. Our target market consists of independent radio stations, both AM and FM, that choose not to become affiliated with the 3 major radio networks (ABC Radio, NBC, and CBS Radio Networks). As of August 10, 2000, our network was comprised of approximately 1,200 affiliated radio stations across the nation, including affiliates in 49 of the top 50 Dominant Market Areas (DMAs). Our network includes affiliates in markets that represent approximately 95% of the U.S. population. We simultaneously broadcast select programming over the Internet.

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

     For the three months and six months ended June 30, 2000, respectively, the following percentage of our revenues were derived from the following sources:

                                 % of Revenues   % of Revenues
                                 During  Three   During  Six
                                 Months Ended    Months Ended
      Revenue Source             June 30, 2000   June 30, 2000
      -------------------------- -------------   ---------------
      News and sports
        programming............      65%              64%
      Talk programming.........      23%              24%
      Satellite time...........       5%               5%
      Other revenue............       7%               7%
                                 -------------   ---------------
                TOTAL..........     100%             100%
                                 =============   ===============

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

Three Months Ended June 30, 2000 Compared to Three Months Ended
June 30, 1999

     Revenues. Our revenues increased by approximately 10% to approximately $1,036,000 for the three months ended June 30, 2000 from approximately $934,000 for the three months ended June 30, 1999. This increase in revenue was primarily related to an increase in the rate at which we sell our commercial airtime. This increase took effect in the third quarter of 1999. In addition, revenues were positively affected by a slight increase in our available inventory of commercial spots which occurred as a result of additional programming added in February 2000.

     Operating Expenses. Overall operating expenses increased by approximately $65,000, or 6%, to approximately $1,075,000 for the three months ended June 30, 2000 from approximately $1,014,000 for the comparable period of 1999. This increase resulted primarily from increased administrative and engineering expenses of approximately $81,000 from increases in compensation and related expense associated with the addition of employees. Sales expenses increased modestly by approximately $6,000 (approximately 3%) resulting from increased sales commissions paid as a consequence of additional available inventory. The increase in overall operating expenses was partially offset by a decrease (approximately 7%) in programming and news service expense to approximately $325,000 from approximately $348,000 in the three months ended June 30, 2000 and 1999, respectively, stemming from the elimination of one talk-style program expenses.

     Income Tax Benefit. No income tax benefit was recorded for the three months ended June 30, 2000, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

     Net Loss. For the three months ended June 30, 2000, our net loss was approximately $44,000 compared with a net loss of approximately $79,000 for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June
30, 1999

     Revenues. Our revenues increased by approximately 7% to approximately $1,908,000 for the six months ended June 30, 2000 from approximately $1,766,000 for the six months ended June 30, 1999. This increase in revenue was primarily related to an increase in the rate at which we sell our commercial airtime. This increase took effect in the third quarter of 1999. In addition, revenues were positively affected by a slight increase in our available inventory of commercial spots which occurred as a result of additional programming added in February 2000.

     Operating Expenses. Overall operating expenses decreased modestly by approximately $14,000 to approximately $1,990,000 for the six months ended June 30, 2000 from approximately $2,004,000 for the comparable period of 1999. This decrease resulted from reduced programming and news service expense stemming from the elimination of one talk-style program of approximately $77,000 to approximately $592,000 in the six months ended June 30, 2000 from approximately $669,000 for the comparable period of 1999. The decrease in overall operating expenses was partially offset by an increase (approximately 6%) in administrative and engineering expenses to approximately $902,000 from $851,000 in the six months ended June 30, 2000 and 1999, respectively, resulting from increases in compensation and related expense associated with additional employees. The decrease in overall operating expenses was also partially offset by an increase (approximately 3%) in sales expenses to approximately $464,000 from $451,000 in the six months ended June 30, 2000 and 1999, respectively. This increase resulted from an increase in the sales commissions paid as a consequence of additional available inventory.

     Income Tax Benefit. No income tax benefit was recorded for the six months ended June 30, 2000, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

     Net Loss. For the six months ended June 30, 2000, our net loss was approximately $102,000 compared with a net loss of approximately $234,000 for the six months ended June 30, 1999.

Liquidity and Capital Resources

     Since inception, we have financed our operations principally from operations. Such funds have historically been supplemented with bank debt and stockholder loans. At June 30, 2000, we had a working capital deficit of approximately $194,000 as compared with a working capital deficit of $124,000 at December 31, 1999. Net cash provided by operating activities for the six months ended June 30, 2000 was approximately $39,000 and net cash provided by operating activities for the like period of 1999 was $89,000 representing a decrease of approximately $50,000 in the 2000 period. The decrease was due principally to the timing of payments to vendors, which mitigated the cash impact of the net loss of approximately $233,000 in the 1999 period.

     As of June 30, 2000, certain of our vendors had granted extended payment terms to us relating to an aggregate of approximately $225,000 in payables. At December 31, 1999, we owed approximately $250,000 under extended payment terms. Although we expect that we will be able to remain current with each of these vendors, including with respect to those portions for which we have been granted extended payment terms, no assurances can be made that we will be able to fulfill our obligations under these terms. Failure to repay our obligations to these vendors according to the arranged terms could have a material adverse effect on our business, prospects, financial condition or results of operations. Management expects to be fully current with all of its accounts payable by December 31, 2000.

     During the year ended December 31, 1999, Marlin Maddoux, our Chief Executive Officer and President, advanced $80,000 to us. At June 30, 2000, the outstanding amount of this advance was $76,877. This advance bears interest at 10% per annum with a maturity date of September 1, 2004. These funds were used by us to acquire certain equipment and technology necessary in connection with the upgrade of our command and control center. Specifically, this equipment upgraded our satellite transmission technology from analog to digital.

     Mr. Marlin Maddoux also has advanced a total of $91,057 to us as of June 30, 2000. This advance includes an advance of $15,000 made to us by Mr. Marlin Maddoux on June 16, 2000. This advance bears interest at 12% per annum, with a maturity date of June 1, 2001. These funds were used by us for operating and advertising expenses.

     We maintain a note payable to Bank of America which, at June 30, 2000, represented a debt of $15,745. The proceeds from this note were used to develop new talk programming. This note bears interest at the rate of 10% per annum and matures in September 2000. We have secured repayment of this note by substantially all of our assets. Further, Mr. Marlin Maddoux has personally guaranteed this note on our behalf, although we did not provide Mr. Maddoux a guarantee fee for doing so.

     We also maintain a credit facility with Bank of America. This credit line is payable upon demand and borrowings are limited to $100,000. Borrowings under this facility bear interest at prime plus 1%, which was 9.75% at June 30, 2000. At June 30, 2000, our outstanding debt under the credit facility was approximately $88,000. The borrowings under this credit facility are collateralized by our assets. We intend to pursue increasing our line of credit with Bank of America during the remainder of 2000.

     In addition to the line of credit referenced above, we also maintain an additional bank line with Bank of America. Borrowings under this bank line are limited to $40,000 and bear interest at prime plus 3.625% (which was approximately 11.125% at June 30, 2000). Borrowings under this bank line are also payable on demand. At June 30, 2000, our outstanding debt under this facility was approximately $37,000.

     Management believes that its available cash, together with operating revenues and other available funds, will be adequate to meet its operating requirements for the immediate term.

     During the remainder of 2000, we intend to seek additional financing through the issuance of debt, equity, other securities or a contribution thereof. Although there can be no assurances that any additional capital will be raised, any such financing which involves the issuance of equity securities would result in dilution to existing stockholders and the issuance of debt securities would subject us to the risks associated therewith, including the risks that interest rates may fluctuate and our cash flows may be insufficient to pay interest and principal on such indebtedness. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us. Our inability to obtain additional acceptable financing could have a significant negative impact on our operations or growth plans.

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

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) We held our Annual Meeting of Stockholders on May 26, 2000. An Information Statement, together with the company's Annual Report for the year ended December 31, 1999, were sent to each of the company's stockholders of record as of March 31, 2000 on May 9, 2000 describing in detail both the election of directors and the proposed merger to be submitted to a vote of the stockholders.

     (b) The following two directors were elected to serve a one-year term ending with the 2001 Annual Meeting of
          Stockholders:

                         *    Robert Marlin Maddoux
                         *    Mark R. Maddoux


     (c)  The two directors elected received the following votes:

                    For                 13,136,720
                    Against                  0
                    Abstain                  0

          Our proposal to approve the merger of the Company into a wholly owned subsidiary organized under the laws of the State of Delaware received the following votes:

                    For                 13,136,720
                    Against                  0
                    Abstain                  0
                    Broker nonvotes          0

     (d)  Not applicable.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-QSB.

     (b)  Reports on form 8-K

          On June 14, 2000, the Company filed a report on Form 8-
          K relating to the merger of the Company into a wholly owned subsidiary organized under the laws of the State of Delaware.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2000.


                              USARadio.com, Inc.




                              By:    /s/ MARK R. MADDOUX
                                   -----------------------------
                                    Mark R. Maddoux
                                   Vice President and Chief
                                   Financial Officer

                      INDEX TO EXHIBITS



2.1         Agreement and Plan of Merger, dated April 10,
            2000, by and between USARadio.com, Inc., a Colorado corporation and USARadio.com, Inc., a Delaware corporation. (Exhibit 2.1)(1)

3.1         Certificate of Incorporation of USARadio.com,
            Inc. (Exhibit 3.1)(1)

3.2         Bylaws of USARadio.com, Inc. (Exhibit 3.2)(1)

27.1        Financial Data Schedule
____________
(1) Incorporated by reference to the exhibit shown in parenthesis in our report on Form 8-K, filed June 14, 2000.