Form 10QSB
period 2000-09-30
USARADIO COM INC
filed 2000-11-20
CIK 1092661

=================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                         --------------

                           FORM 10-QSB

   [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2000

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

                         --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements for the past 90  days.  Yes [X]  No   [ ]

At November 10, 2000, 13,516,720 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes  [ ]   No [X]

=================================================================

                             PART I.

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

USARadio.com, Inc.

Balance Sheets as of September 30, 2000 (unaudited)
  and December 31, 1999.........................................2

Unaudited Statements of Operations for the Three
  Months Ended September 30, 2000 and 1999......................3

Unaudited Statements of Operations for the Nine Months
  Ended September 30, 2000 and 1999.............................4

Unaudited Statements of Cash Flows for the Nine Months
  Ended September 30, 2000 and 1999.............................5

Notes to Financial Statements...................................6

                       USARadio.com, Inc.
                         BALANCE SHEETS

                             ASSETS

                                       September 30,   December 31,
CURRENT ASSETS                             2000           1999
                                      --------------  -------------
                                        (unaudited)
Cash................................      $   50,184    $    9,225
Accounts receivable, net of
  allowance for doubtful accounts
   of $5,475 and $11,909 in 2000
   and 1999.........................         405,561       611,598
Prepaid expenses....................          34,900        45,639
                                          ----------    ----------
      Total current assets..........         490,645       666,462

PROPERTY AND EQUIPMENT-AT COST

Equipment...........................         619,956       570,699
Furniture and fixtures..............          18,952        18,952
Software............................          23,906        23,906
                                          ----------    ----------
                                             662,814       613,557
Less accumulated depreciation.......        (481,615)     (434,826)
                                          ----------    ----------
                                             181,199       178,731
                                          ----------    ----------
                                          $  671,844    $  845,193
                                          ==========    ==========


LIABILITIES AND STOCKHOLDERS'
  DEFICIT

                                       September 30,   December 31,
CURRENT LIABILITIES                        2000           1999
                                      --------------  -------------

Current maturities of long-term debt      $   22,312    $   34,461
Notes payable-bank..................         125,000       125,000
Accounts payable and accrued
  liabilities.......................         637,927       695,477
                                          ----------    ----------
        Total current liabilities...         785,239       854,938


LONG-TERM DEBT, net of current
  maturities........................         207,305       139,651

STOCKHOLDERS' DEFICIT

Common stock........................           2,673         2,673
Additional paid-in capital..........         211,327       211,327
Retained earnings (accumulated
  deficit).........................         (534,700)     (363,396)
                                         -----------    ----------
Stockholders' deficit...............        (320,700)     (149,396)
                                         -----------    ----------
                                         $   671,844    $  845,193
                                         ===========    ==========

                     See accompanying notes.

                       USARadio.com, Inc.
                    STATEMENTS OF OPERATIONS
                Three months ended September 30,
                           (unaudited)


                                           2000         1999
                                         ---------    ----------
NET SALES..........................     $  797,822    $  927,819

OPERATING EXPENSES
  Sales expenses...................        227,844       234,680
  Programming and news service.....        250,483       333,227
  Administrative and engineering...        369,226       457,015
  Depreciation.....................         16,724        17,426
                                        ----------    ----------
                                           864,277     1,042,348
                                        ----------    ---------
         Operating loss............        (66,455)     (114,529)

OTHER EXPENSE
  Interest expense.................        (10,107)      (14,151)
                                        ----------    ---------
          Loss before income taxes.        (76,562)     (128,680)

INCOME TAX
  Income tax benefit...............              -        14,417
                                        ----------    ----------
          Net loss.................     $  (76,562)   $ (114,263)
                                        ==========    ==========

LOSS PER COMMON SHARE-BASIC AND
  DILUTED..........................     $    (0.01)   $    (0.01)
                                        ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING.    13,516,720    13,516,720
                                        ==========    ==========






                     See accompanying notes.

                       USARadio.com, Inc.
                    STATEMENTS OF OPERATIONS
                 Nine months ended September 30,
                           (unaudited)



                                           2000          1999
                                       -----------    -----------

NET SALES............................  $ 2,705,688    $ 2,693,975



OPERATING EXPENSES

  Sales expenses.....................       684,914       681,026
  Programming and news service.......       842,532     1,002,555
  Administrative and engineering.....     1,271,319     1,308,495
  Depreciation.......................        48,585        49,570
                                       ------------  ------------
                                          2,847,350     3,041,646
                                       ------------  ------------
          Operating loss.............      (141,662)     (347,671)

OTHER EXPENSE
  Interest expense...................       (29,642)      (40,626)
                                       ------------  ------------

          Loss before income taxes...      (171,304)     (388,297)

INCOME TAX
  Income tax benefit.................             -        44,955
                                        -----------  ------------
          Net loss...................   $  (171,304) $   (343,342)
                                        ===========  ============


LOSS PER COMMON SHARE-BASIC AND
  DILUTED............................   $     (0.01) $      (0.03)
                                        ===========  ============



WEIGHTED AVERAGE SHARES OUTSTANDING...   13,516,720    13,516,720
                                        ===========  ============





                     See accompanying notes.

                       USARadio.com, Inc.
                    STATEMENTS OF CASH FLOWS
                 Nine months ended September 30,
                           (unaudited)

                                              2000          1999
                                          -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss).............................  $  (171,304)   $ (343,342)

 Adjustments to reconcile net loss to net
  net cash provided by operating
  activities
   Depreciation and amortization........       48,585        49,570
   Provision for deferred income taxes..            -       (44,955)

 Changes in operating assets and
  liabilities
   Accounts receivable...................     206,037       (37,837)
   Prepaid expenses......................      10,739         4,075
   Accounts payable and accrued
    liabilities..........................     (57,550)      336,139
                                          -----------   -----------
      NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES..............      36,507       (36,350)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment...      (3,334)      (89,770)
                                          -----------   -----------
      NET CASH USED IN
       INVESTING ACTIVITIES..............      (3,334)      (89,770)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes...................      42,000       144,000
   Payments on notes.....................     (34,214)      (40,870)
                                          -----------   -----------
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES..............       7,786       103,130

      NET INCREASE (DECREASE) IN CASH....      40,959       (22,990)
CASH-BEGINNING OF PERIOD.................       9,225        30,226
                                          -----------   -----------
CASH-END OF PERIOD....................... $    50,184   $     7,236
                                          ===========   ===========




                     See accompanying notes.

                       USARadio.com, Inc.
                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000


1.   Basis of presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three or nine months ended September 30, 2000 are not necessarily indicative of the results that might be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


2.   The Company intends to file an Amended Quarterly Report on
     Form 10-QSB, for the quarterly periods ended June 30, 2000 and March 31, 2000, and an Amended Annual Report on Form 10-KSB, for the year ended December 31, 1999 to reflect the proper matching of selling expenses with the related revenue during the periods covered thereby. The statement of operations for the three months ended September 30, 1999, the statement of operations for the nine months ended September 30, 1999 and the balance sheet at December 31, 1999 included herewith have been adjusted to reflect such proper matching of selling expense with the related revenue resulting in an increase in net loss for the three months ended September 30, 1999 of $3,800, a decrease in net loss for the nine months ended September 30, 1999 of $1,100 and a increase in accumulated deficit at December 31, 1999 of $64,200 from the respective amounts previously reported for such periods and at such date.

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


Overview

     USARadio.com, Inc. is a satellite-delivered radio broadcast network that offers a broad line of programming content to independent radio stations. Our programming includes news, sports, music, and general interest talk programs. Our target market consists of independent radio stations, both AM and FM, that choose not to become affiliated with the 3 major radio networks (ABC Radio, NBC, and CBS Radio Networks). As of November 10, 2000, our network was comprised of approximately 1,300 affiliated radio stations across the nation, including affiliates in 49 of the top 50 Dominant Market Areas (DMAs). Our network includes affiliates in markets that represent approximately 95% of the U.S. population. We simultaneously broadcast select programming over the Internet.

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

     For the three months and nine months ended September 30, 2000, respectively, the following percentage of our revenues were derived from the following sources:

                                 % of Revenues       % of Revenues
                                 During  Three       During   Nine
                                 Months Ended         Months Ended
        Revenue Source        September 30, 2000   September 30, 2000
        --------------------  ------------------   ------------------
        News and sports
         programming.......           65%
                                                          65%
        Talk programming....          23%                 23%
        Satellite time......          5%                   5%
        Other revenue.......          7%                   7%
                              -------------------  ------------------
                  TOTAL.....         100%                 100%
                              ===================  ==================

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

Three Months Ended September 30, 2000 Compared to Three Months
Ended September 30, 1999

     Revenues. Our revenues decreased by approximately 14% to approximately $798,000 for the three months ended September 30, 2000 from $928,000 for the three months ended September 30, 1999. This decrease was primarily related to a decrease in commercial airtime sold as a result of the elimination of one talk-style program.

     Operating Expenses. Overall operating expenses decreased by approximately $178,000, or approximately 17%, to $864,000 for the three months ended September 30, 2000 from approximately $1,042,000 for the comparable period of 1999. This decrease resulted primarily from a decrease in administrative and engineering expense of approximately $88,000 (approximately 19%) resulting from decreases in compensation and related expense associated with the reduction of employees, and a decrease in programming and news service expense of approximately $83,000 (approximately 25%) stemming from the elimination of one talk-style program.

     Income Tax Benefit. No income tax benefit was recorded for the three months ended September 30, 2000, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

     Net Loss. For the three months ended September 30, 2000, our net loss was approximately $77,000 compared with a net loss of approximately $114,000 for the three months ended September
30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months
Ended September 30, 1999

     Revenues. Our revenues increased approximately to $2,706,000 for the nine months ended September 30, 2000 from $2,694,000 for the nine months ended September 30, 1999. This increase in revenue was primarily related to an increase in the rate at which we sell our commercial airtime. This increase took effect in the third quarter of 1999. In addition, revenues were positively affected by a slight increase in our available inventory of commercial spots which occurred as a result of additional programming added in February 2000. This increase was slightly offset by a decrease in revenue resulting from a decrease in commercial airtime sold as a result of the elimination of a talk-style program.

     Operating Expenses. Overall operating expenses decreased by approximately $194,000, or approximately 6% to approximately $2,847,000 for the nine months ended September 30, 2000 from approximately $3,042,000 for the comparable period of 1999. This decrease resulted primarily from a decrease in administrative and engineering expenses of approximately $37,000 (approximately 3%) resulting from decreases in compensation and related expense associated with a reduction of employees, and a decrease in programming and news service expense of approximately $160,000 (approximately 16%) stemming from the elimination of one talk-style program expenses.

     Income Tax Benefit. No income tax benefit was recorded for the nine months ended September 30, 2000, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

     Net Loss. For the nine months ended September 30, 2000, our net loss was approximately $171,000 compared with a net loss of approximately $343,000 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

     Since inception, we have financed our operations principally internally. Such funds have historically been supplemented with bank debt and stockholder loans. At September 30, 2000, we had a working capital deficit of approximately $295,000 as compared with a working capital deficit of approximately $188,000 at December 31, 1999. Net cash provided by operating activities for the nine months ended September 30, 2000 was approximately
$37,000 and net cash used in operating activities for the like period of 1999 was approximately $36,000 representing an increase of approximately $73,000 in the 2000 period. The increase was due principally to a reduction of the net loss and the timing of payments to vendors and collection of receivables.

     As of September 30, 2000, certain of our vendors had granted extended payment terms to us relating to an aggregate of approximately $215,000 in payables. At December 31, 1999, we owed approximately $250,000 under extended payment terms. Although we expect that we will be able to remain current with each of these vendors, including with respect to those portions for which we have been granted extended payment terms, no assurances can be made that we will be able to fulfill our obligations under these terms. Failure to repay our obligations to these vendors according to the arranged terms could have a material adverse effect on our business, prospects, financial condition or results of operations.

     During the year ended December 31, 1999, Marlin Maddoux, our Chief Executive Officer and President, advanced $80,000 to us. At September 30, 2000, the outstanding amount of this advance was $53,767. This advance bears interest at 10% per annum with a maturity date of September 1, 2004. These funds were used by us to acquire certain equipment and technology necessary in connection with the upgrade of our command and control center. Specifically, this equipment upgraded our satellite transmission technology from analog to digital.

     Mr. Marlin Maddoux also has advanced a total of $118,057 to us as of September 30, 2000. This advance includes an advance of
$27,000 made to us by Mr. Marlin Maddoux in August.   This
advance bears interest at 12% per annum, with a maturity date of June 1, 2001. These funds were used by us for operating and advertising expenses.

     We maintain a credit facility with Bank of America. This credit line is payable upon demand and borrowings are limited to $100,000. Borrowings under this facility bear interest at prime plus 1%, which was 10.50% at September 30, 2000. At September 30, 2000, our outstanding debt under the credit facility was approximately $88,000. The borrowings under this credit facility are collateralized by our assets. We intend to pursue increasing our line of credit with Bank of America during the remainder of the year 2000.

     In addition to the line of credit referenced above, we also maintain an additional bank line with Bank of America. Borrowings under this bank line are limited to $40,000 and bear interest at prime plus 3.625% (which was approximately 12.125% at September 30, 2000). Borrowings under this bank line are also payable on demand. At September 30, 2000, our outstanding debt under this facility was approximately $37,000.

     Management believes that its available cash, together with operating revenues and other available funds, will be adequate to meet its operating requirements for the immediate term.

     We are currently in the process of seeking additional financing through the issuance of debt, equity, other securities or a combination thereof. Although there can be no assurances that any additional capital will be raised, any such financing which involves the issuance of equity securities would result in dilution to existing stockholders and the issuance of debt securities would subject us to the risks associated therewith, including the risks that interest rates may fluctuate and our cash flows may be insufficient to pay interest and principal on such indebtedness. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us. Our inability to obtain additional acceptable financing could have a significant negative impact on our operations or growth plans.

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

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on form 8-K

          None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2000.


                              USARadio.com, Inc.




                              By: /s/ Mark R. Maddoux
                                 ------------------------------
                                  Mark R. Maddoux
                                  Vice President and Chief
                                  Financial Officer

                          EXHIBIT INDEX
                          -------------




No.            Description
---            -----------

 27.1          Financial Data Schedule