Form 10KSB/A
period 1999-12-31
USARADIO COM INC
filed 2001-01-23
CIK 1092661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                         ---------------

                          FORM 10-KSB/A


[X]          ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1999

                               OR

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 000-27053

                       USARadio.com, Inc.
             (formerly known as Ansel Project, Inc.)
         (Name of small business issuer in its charter)

                Colorado                        84-1493151
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)        Identification No.)

2290 Springlake Road, Suite 107, Dallas, Texas      75234
   (Address of principal executive offices)      (Zip Code)

            Issuer's telephone number:  972.484.3900
                        ----------------

 Securities registered under Section 12(b) of the Exchange Act:
                              None

 Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, no par value

                        -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   [X] No   [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [X]

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

At March 20, 2000, 13,516,720 shares of common stock were
outstanding.
                         ---------------
               DOCUMENTS INCORPORATED BY REFERENCE

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

=================================================================

                       USARadio.com, Inc.

                           FORM 10-KSB

           For the Fiscal Year Ended December 31, 1999

                        Table of Contents

                                                             Page
                             PART I.

Item 1.  Business..........................................  1

Item 2.  Description of Property...........................  10

Item 3.  Legal Proceedings.................................  10

Item 4.  Submission of Matters to a Vote of Security
           Holders.........................................  10

                              PART II.

Item 5.  Market for Common Equity and Related Stockholder
          Matters..........................................  10

Item 6.  Management's Discussion and Analysis or Plan of
          Operation........................................  12

Item 7.  Financial                                           20
         Statements........................................

Item 8.  Changes In and Disagreements With Accountants on
            Accounting and Financial                         20
         Disclosure......................

                             PART III.

Item 9.  Directors, Executive Officers, Promoters and
           Control Persons; Compliance With Section 16(a)
              of the Exchange Act..........................  20

Item 10. Executive  Compensation...........................  21


Item 11. Security Ownership of Certain Beneficial Owners
          and Management...................................  21

Item 12. Certain Relationships and Related Transactions....  21

Item 13. Exhibits and Reports on Form 8-K..................  21


Signatures.................................................  22

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

     Pursuant to the agreement, the USA Radio Network Trust acquired 850,000 of the 1,230,000 shares of our issued and outstanding common stock on November 5, 1999. On the same date, the boards of directors and stockholders of USARadio.com and Ansel Project approved an Agreement and Plan of Merger, whereby the two companies would merge, and Ansel Project would continue as the surviving corporation operating the business previously conducted by USARadio.com. Pursuant to the terms of the merger, each outstanding share of the Texas corporation was converted into 4.2368 shares of Ansel Project. As a result, USA Radio Network Trust, the sole stockholder of the pre-merger USARadio.com, became the holder of approximately 97.2% of our common stock.

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

      * SportsTalk USA(TM) is a Sunday sports magazine show designed to provide a positive blend of scores, sports celebrity guests and a comprehensive wrap-up of all college and pro sports. SportsTalk USA also goes on location with remotes from the World Series, Super Bowl, Final Four and other premiere sporting events. This program is hosted by David Ross and is available on Sunday from 10 p.m. to 1 a.m. EST.

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

     We are committed to providing our programming content to our affiliates using the latest in technological advancements.
Accordingly, we have elected to " stream" our audio signals in the following formats:

      *   Real Network's Real Audio and Real Video technologies.

      *   Microsoft Windows Media Player; and

      *   MPEG (Motion Picture's Engineering Group) or MP3.

Using these three formats, we are able to supply audio to the majority of the computer platforms and most of the Internet listening audience.

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

                         Advertising Agencies
     ------------------------------------------------------------


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



                         Advertisers
     ------------------------------------------------------------

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

Proprietary Rights

     USA Radio Network, the USA Radio Network logo, Daybreak USA and USA@Nite are each registered with the U.S. Patent & Trademark
Office as service marks of the company. We are entitled to exclusive nationwide use of these marks.

     In addition to these federally registered marks, we also use various trademarks or service marks in association with the provision of radio programming that have not been federally registered, but which would, based upon their distinctiveness and in the absence of an earlier first use of a similar mark by another party, accord us with ownership of these marks based on common law principles. Common law use, unlike federal registration, entitles us to exclusive use of the mark, but only in the specific geographical areas where the mark is being used.

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

     For the year ended December 31, 1999, the following percentage of our revenues were derived from the following sources:

                                       % of Revenues
            Revenue Source             During 1999
            -------------------------  -------------
            News and sports
            programming                    64%
            Talk programming               24%
            Satellite time                  5%
            Other revenue                   7%
                                       -------------
                   TOTAL                  100%
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

Results of Operations

     The following table sets forth, for the period presented, certain elements of the statements of operations of USARadio.com, in thousands:

                                               December 31,
                                             ----------------
                                               1999    1998
                                             -------  -------
      Revenues                               $3,692   $3,715
      Operating expenses                      3,985    3,905
      Operating loss                           (293)    (190)
      Other expense                            (240)      (3)
      Income tax benefit                         44       65
      Net loss                                 (489)    (129)

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

     Operating Expenses. Overall operating expenses increased modestly (approximately 2%) from 1998 to 1999, increasing by approximately $80,000. This increase primarily relates to an increase in administrative and engineering costs resulting from the costs associated with upgrading our technology and increased salaries for technical personnel, partially offset by a decrease in certain other expenses.

     Net Loss. For the year ended December 31, 1999, our net loss was approximately $489,000 compared with a net loss of $129,000 for the year ended December 31, 1998. The majority of this increase in loss was attributable to $185,000 of merger related costs incurred in connection with the merger with Ansel Project.

Liquidity and Capital Resources

     Since inception, we have financed our operations principally from operations. Such funds have historically been supplemented with bank debt and stockholder loans. At December 31, 1999, we had a working capital deficit of $188,000 as compared with positive working capital of $15,000 at December 31, 1998. Net cash used in operating activities for the year ended December 31, 1999 and 1998 was $30,000 and $3,000, respectively, representing an increase of $27,000 in the 1999 period. The increase was primarily due to legal and consulting fees.

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

     During the years ended December 31, 1998 and 1999, we incurred operating losses of approximately $190,000 and $293,000, respectively. During the year ended December 31, 1997, we recorded modest operating income of approximately $160,000. Prior years have also resulted in operating losses. As of December 31, 1999, we had an accumulated deficit of approximately $363,000. Therefore, we have not achieved consistent profitability. Further, we may incur operating losses in the future. We cannot assure you that we will ever achieve or sustain consistent profitability or that our operating losses will not increase in the future. If we do not achieve consistent profitability, our business, prospects, financial condition and results of operations will suffer.

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

                                                             Page
                                                             ----

Report of Independent Certified Public
 Accountants.........................................        F-1

Independent Auditors' Report..........................       F-2

Balance Sheets as of December 31, 1999 and
  1998................................................       F-3

Statements of Operations for the Years Ended
 December 31, 1999 and 1998............................      F-4
 .....

Statements of Stockholders' Equity (Deficit) for  the
Years  Ended December 31, 1999 and 1998.................     F-5

Statements of Cash Flows for the Years Ended
 December 31,  1999 and 1998............................     F-6

Notes to Financial Statement.........................  F-7 -F-13





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

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January __, 2001.

                              USARadio.com, Inc.



                              By:  /s/ Mark Maddoux
                                 --------------------------------
                                 Mark Maddoux
                                 Vice President and Chief Financial
                                 Officer



     In accordance with the Exchange Act, this report has been signed on the 19th day of December, 2000, below by the following persons on behalf of the registrant and in the capacities indicated.


             Signature                        Title
             ---------                        -----

        /s/ Marlin Maddoux            Chief Executive Officer,
  ------------------------------      President and
         Marlin Maddous               Director
                                      (Principal Executive
                                      Officer)
        /s/ Mark Maddoux              Vice President, Chief
  ------------------------------      Financial Officer and
         Mark Maddoux                 Director
                                      (Principal Financial and
                                      Accounting Officer)

                        INDEX TO EXHIBITS

2.1 Agreement and Plan of Merger, dated November 5, 1999, by and between Ansel Project, Inc., a Colorado corporation and USARadio.com, Inc., a Texas corporation (Exhibit 2.1)(1)

3.1  Articles of Incorporation of USARadio.com, Inc. (Exhibit
     3.1) (2)

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

10.2 Satellite Services and Space Segment Lease Agreement, dated
     March 11,  1997, by and between SpaceCom Systems, Inc. and
     USA Radio Network, Inc.

10.3 Satellite Services and Space Segment Lease Agreement, dated
     March 15,  1999, by and between SpaceCom Systems, Inc. and
     USA Radio Network, Inc.

10.4 Subscription Agreement, dated March 27, 1998, by and between United Press International and USA Radio Network

10.5 Demand Note, dated September 30, 1998, by and between
     NationsBank, N.A. and USA Radio Network, Inc.

10.6 Third Amendment to Lease Agreement between Phoenix Home Life Mutual Insurance Company and U.S.A. Radio Network, dated
     June 7, 1994, Second Amendment to Lease Agreement between Phoenix Mutual Life Insurance Company and U.S.A. Radio Network, dated October 29, 1991, First Amendment to Lease Agreement between Phoenix Mutual Life Insurance Company and U.S.A. Radio Network, dated October 7, 1989 and Lease Agreement between Phoenix Mutual Life Insurance Company and U.S.A. Radio Network, dated May 3, 1989

10.7 Promissory Note, dated September 30, 1997, by and between
     NationsBank of  Texas, N.A. and U.S.A. Radio Network, Inc.


10.8 Transmission Service Agreement, dated August 16, 1995, by and between Equity Radio Network, Inc. and USA Radio
     Network

10.9 Advantage Business Credit Line/Loan Agreement, dated
     September 12, 1997,  by and between Bank of America Texas,
     N.A. and USA Radio Network, Inc.

10.10 Form of USA Radio Network Standard Affiliation Agreement
      Terms and  Conditions and Addendum to Affiliation Agreement

16.1 Letter Re Change in Certifying Accountant (Exhibit 16.1)(1)

27.1 Financial Data Schedule

----------------
(1) Incorporated by reference to the exhibit shown in parenthesis filed in our report on Form 8-K, filed April 7, 2000.
(2) Incorporated by reference to the exhibits shown in parenthesis filed in our Registration Statement on Form 10-
     SB, filed August 16, 1999.

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


/s/ GRANT THORNTON LLP

GRANT THORNTON LLP



Dallas, Texas
March 1, 2000, except as to Note J, which is as of November 20,
2000

                  Independent Auditors' Report
                  ----------------------------




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


/s/ BARRY MORGAN & COMPANY, P.C.

BARRY MORGAN & COMPANY, P.C.
Dallas, Texas
January 29, 1999, except for Note J as to which date is November
20, 2000.

                       USARadio.com, Inc.

                         BALANCE SHEETS

                          December 31,



             ASSETS                            1999        1998
                                            (Restated)  (Restated)
                                           -----------  ----------
CURRENT ASSETS
 Cash                                         $   9,225 $  30,226
 Accounts receivable, net of allowance
   for doubtful doubtful accounts of
   $11,909 in 1999 and 1998                     488,621   435,577
 Accounts receivable-related party              122,977   137,738
 Prepaid expenses                                45,639    43,800
                                              --------- ---------

          Total current assets                  666,462   647,341

PROPERTY AND EQUIPMENT - AT COST
 Equipment                                      580,749   487,854
 Furniture and fixtures                           8,902     6,904
 Software                                        23,906    23,906
                                              --------- ---------
                                                613,557   518,664
     Less accumulated depreciation            (434,826) (375,784)
                                              --------- ---------
                                                178,731   142,880
                                              --------- ---------
                                              $ 845,193 $ 790,221
                                              ========= =========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Current maturities of long-term debt         $  34,461 $  38,798
 Notes payable                                  125,000   137,057
 Accounts payable                               527,261   245,502
 Accrued liabilities                            168,216   151,269
 Deferred income taxes                              -      43,800
                                              --------- ---------
         Total current liabilities              854,938   616,426

LONG-TERM DEBT, net of current maturities       139,651    19,209

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock                                     2,673    29,000
 Additional paid-in capital                     211,327       -
 Retained earnings (accumulated deficit)       (363,396)  125,586
                                              --------- ---------
        Total stockholders' equity (deficit)   (149,396)  154,586
                                              --------- ---------
                                              $ 845,193 $ 790,221
                                              ========= =========

                       USARadio.com, Inc.

                    STATEMENTS OF OPERATIONS

                    Years ended December 31,



                                                  1999        1998
                                              (Restated)  (Restated)
                                             ----------- -----------
REVENUE
 Spot sales, net                             $3,174,050  $ 2,822,938
 Satellite time                                 210,541      255,308
 News services                                  127,653      456,508
 Syndication                                    180,000      180,000
                                             ----------  -----------
                                              3,692,244    3,714,754

OPERATING EXPENSES
 Sales expenses                                 909,869      967,770
 Programming and news services                1,300,227    1,358,545
 Administrative and  engineering              1,716,114    1,531,896
 Depreciation                                    59,042       47,012
                                             ----------  -----------
                                              3,985,252    3,905,223
                                             ----------  -----------

          Operating loss                       (293,008)    (190,469)

OTHER INCOME (EXPENSE)
 Interest income                                    -            110
 Interest expense                               (54,774)     (22,813)
 Cost of merger                                (185,000)        -
 Gain on sale of assets                             -         19,814
                                             ----------  -----------
                                               (239,774)      (2,889)

          Loss before income taxes             (532,782)    (193,358)

INCOME TAXES
 Income tax benefit                              43,800       64,500
                                             ----------  -----------
                                                 43,800       64,500
                                             ----------  -----------

          Net loss                           $ (488,982) $  (128,858)
                                             ==========  ===========

LOSS PER COMMON SHARE - BASIC AND DILUTED    $     (.04) $      (.01)

WEIGHTED AVERAGE SHARES OUTSTANDING          13,516,720   13,516,720

                       USARadio.com, Inc.

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                      Total
                                                                     earnings
                               Common stock                        (accumulated
                           ---------------------     Additional      deficit)      Total
                            Shares      Amount     paid-in capital   (Restated)   (Restated)
                           --=------- ----------  -----------------  ----------   ----------
Balances at January 1,
 1998                       2,900,000   $ 29,000      $        -      $ 254,444   $ 283,444

Net loss                            -          -               -       (128,858)   (128,858)
                           ----------   --------      ----------      ---------   ---------

Balances at December 31,
 1998                       2,900,000     29,000               -        125,586      154,586

Contribution of capital             -          -         185,000              -      185,000


Merger with USARadio.com,
   Inc. (a Texas
   corporation),
    accounted for as a
    recapitalization
   (Note A)                10,616,720    (26,327)         26,327              -            -

Net loss                            -          -               -       (488,982)    (488,982)
                           ----------   --------      ----------     ----------   ----------

Balances at December 31,
 1999                      13,516,720   $  2,673      $  211,327     $ (363,396)  $  (149,396)
                           ==========   ========      ==========     ==========   ===========

 The accompanying notes are an integral part of this statement.

                       USARadio.com, Inc.

                    STATEMENTS OF CASH FLOWS

                    Years ended December 31,



                                                  1999          1998
                                               (Restated)    (Restated)
                                              -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                      $(488,982)    $ (128,858)
 Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation                                   59,042         47,012
   Provision for doubtful accounts                     -        (67,585)
   Deferred income taxes                         (43,800)       (64,500)
   Gain on disposal of assets                          -        (19,814)
   Merger costs paid by stockholder              185,000              -
 Changes in operating assets and liabilities
   Accounts receivable                           (53,044)       130,062
   Accounts receivable-related party              14,761        (18,442)
   Federal income tax receivable                       -          2,400
   Prepaid expenses                               (1,839)       (15,221)
   Accounts payable                              281,759        100,730
   Accrued liabilities                            16,947         31,064
                                               ---------     ----------
        Net cash used in operating activities    (30,156)        (3,152)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property and equipment          -         20,000
 Purchases of property and equipment             (14,893)       (23,135)
                                               ---------     ----------
        Net cash used in investing activities    (14,893)        (3,135)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable          64,000        109,000
 Payments on notes payable                       (39,952)       (89,018)
                                               ---------     ----------
        Net cash provided by financing
            activities                            24,048         19,982
                                               ---------     ----------
        Net increase (decrease) in cash          (21,001)        13,695

Cash at beginning of year                         30,226         16,531
                                               ---------     ----------
Cash at end of year                            $   9,225     $   30,226
                                               ---------     ----------
Supplemental cash flow information:
 Interest paid                                 $ 54,774      $   22,813
                                               ========      ==========
Noncash investing and financing activities:
 Acquisition of equipment financed by debt     $ 80,000      $        -
                                               ========      ==========

 The accompanying notes are an integral part of this statement.

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

 Reclassification
 ----------------

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

 A summary of the transactions with ICM is as follows:

                                                Years ended
                                                December 31,
                                          -----------------------
                                             1999         1998
                                          -----------   ---------
 -
  Syndication fees and sale of satellite
    time to ICM                            $  234,000   $ 234,000
  Net expenses paid by the Company
    and billed to ICM                          32,485       9,620
                                            ---------   ---------
                                            $ 266,845   $ 243,620
                                            =========   =========

                                                 December 31,
                                            ---------------------
                                                1999      1998
                                            ---------- ----------
  Accounts receivable from ICM              $  122,977  $ 137,738
                                            ==========  =========

NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

 Notes payable and long-term debt consist of the following:

                                                   December 31,
                                                 ------------------
                                                  1999      1998
                                                 --------  --------

   Note payable to bank, interest at 10%,
     payable in monthly installments of
     $3,233 including interest, maturing in
     September  2000; secured by
     substantially all assets of the
     Company and is guaranteed by a
     stockholder of the Company and
     affiliates of the stockholder.              $ 21,178  $ 58,007

   Line of credit of $100,000 to a bank,
     interest at bank's prime rate plus 1%
     (9.5% at December 31, 1999) payable
     monthly, due upon demand; secured by
     substantially all assets of the
     Company.                                      88,000    57,000

   Line of credit of $40,000 to bank,
     interest at bank's reference rate plus
     3.625% (10.875% at December 31, 1999)
     payable monthly, due upon demand.             37,000    32,000

                                                  December 31,
                                             --------------------
                                               1999       1998
                                             ---------  ---------
   Advance from a related party,
     interest at 10%, payable in
     monthly installments of $1,703
     through September 2004; secured by
     equipment.                              $  76,877  $      -

   Advance from a related party,
     interest at 12%, due June 2001.            76,057    48,057
                                             ---------  --------
                                               299,112   195,064
    Less current maturities                    159,461   175,855
                                             ---------  --------
                                             $ 139,651  $ 19,209
                                             =========  ========

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
                                    --------
                                    $299,112
                                    ========

NOTE E - COMMON STOCK

     As discussed in Note A, the Company entered into a merger agreement effective December 21, 1999. The merger has been accounted for as a reverse acquisition. Common stock at December 31, 1999 and 1998 was as follows:


                                      1999             1998
                                -----------------   ---------------
                                                     USARadio.com,
                                  USARadio.com,     Inc., formerly
                                 Inc., formerly      U.S.A. Radio,
                                 Ansel Project, Inc.  Network, Inc.
                                -------------------  -------------

          Shares authorized             20,000,000    4,000,000
          Par value per share               no par         $.01
          Shares issued and outstanding 13,516,720    2,900,000
          Aggregate value                   $2,673      $29,000

NOTE F - INCOME TAXES

 The income tax benefit reconciled to the tax computed at the statutory Federal rate is as follows:

                                                 Years ended
                                                December 31,
                                             ----------------------
                                                1999       1998
                                             ----------  ----------

   Federal tax benefit at statutory rate     $(181,146)  $ (65,472)
   Nondeductible expenses                       63,292       1,004
   Other                                        14,708         (32)
   Change in valuation allowance                59,346           -
                                             ---------   ---------

                                             $ (43,800)  $ (64,500)
                                             =========   =========

 Deferred tax assets and liabilities consist of the following:

                                                 December 31,
                                            ----------------------
                                               1999       1998
                                            ----------  ----------
  Deferred tax assets
    Net operating loss
 carryforwards                               $  90,905 $  60,609
    Accounts payable                           236,434   137,294
  Deferred tax liabilities
    Accounts receivable                       (238,414) (225,255)
    Prepaid expenses                           (15,517)        -
    Property and equipment                     (14,062)  (16,448)
                                             --------- ---------
                                                59,346   (43,800)
    Less valuation allowance                   (59,346)        -
                                             --------- ---------
    Net deferred tax liability               $       - $ (43,800)
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

 Future minimum rental payments and sublease rental income under these facility lease agreements are as follows:

                                            Year ending
                                            December 31,
                                    ----------------------------
                                     2000       2001     Total
                                   ---------  -------- ---------
  Minimum rentals                  $ 288,624  $144,312 $ 432,936
  Less sublease rental income       (128,498)  (53,112) (181,610)
                                   ---------  -------- ---------
       Net rental expense          $ 160,126  $ 91,200 $ 251,326
                                   =========  ======== =========

 The Company also leases satellite audio transmission services under various agreements which expire through March 2005. Total rent expense for these leases was $416,209 and $423,397 for 1999 and 1998, respectively.

 The following is a schedule of minimum rentals due under these satellite agreements:

  Year ending
  December 31,
  ------------
    2000                                   $   289,041
    2001                                       187,518
    2002                                       169,055
    2003                                       165,660
    2004                                       165,660
    Thereafter                                  27,610
                                           -----------
                                           $ 1,004,544
                                           ===========
 The Company also contracts for news and wire services under short-term agreements.


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

NOTE I - LIQUIDITY MATTERS

 The Company had losses in 1998 and 1999, and current liabilities exceeded current assets by $188,476 at December 31, 1999. To improve operations and liquidity, the Company has implemented various measures, including cost reduction programs. Although the effect of the measures is not assured, the Company believes that its liquidity will be sufficient to meet its operating requirements through December 31, 2000.


NOTE J - RESTATEMENT

 The accompanying financial statements have been restated to reflect proper matching of selling expenses with the related revenue. This restatement resulted in an increase in stockholders' deficit of $64,200 at December 31, 1999, a decrease in stockholders' equity of $31,100 at December 31, 1998, and had the following effect on operations, net of income taxes:

                            Year ended December 31,
                            -----------------------
                               1999         1998
                            ----------   ----------
  Net loss as previously
   reported                 $ (455,882)   $(128,158)
  Adjustment                   (33,100)        (700)
                            ----------    ---------
  Net loss as restated      $ (488,982)   $(128,858)
                            ==========    =========


  Loss per share as
   previously reported      $     (.03)   $    (.01)
  Loss per share as
   restated                 $     (.04)   $    (.01)