Form 10QSB/A
period 2000-03-31
USARADIO COM INC
filed 2001-01-23
CIK 1092661

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

[ ]	TRANSITION REPORT UNDER SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-27053

USARadio.com, Inc.
(Exact name of small business issuer as specified in its charter)

COLORADO	84-1493151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2290 Springlake Road, Suite 107, Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:      972.484.3900

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

=============================================================================================


PART I.

FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

USARadio.com, Inc.
Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999	2

Unaudited Statements of Operations for the Three Months Ended March 31, 2000 and 1999	3

Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999	4

Notes to Financial Statements	5


USARadio.com, Inc.
BALANCE SHEETS
ASSETS
	March 31, 2000 (Restated) ---------------	December 31, 1999 (Restated) -----------------
CURRENT ASSETS	(unaudited)
Cash	$ 33,638	$ 9,225
Accounts receivable, net of allowance for doubtful accounts of $11,909 in 1999 and 2000	459,786	611,598
Prepaid expenses	40,939	45,639
Total current assets	534,363	666,462

PROPERTY AND EQUIPMENT - AT COST
Equipment	572,237	570,699
Furniture and fixtures	18,952	18,952
Software	23,906	23,906
	615,095	613,557
Less accumulated depreciation	(448,165)	(434,826)
	166,930	178,731
	$701,293 =======	$ 845,193 =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
	March 31, 2000 (Restated) ---------------	December 31, 1999 (Restated) ------------------
CURRENT LIABILITIES
Current maturities of long-term debt	$ 25,569	$ 34,461
Notes payable-bank	125,000	125,000
Accounts payable and accrued liabilities	604,568	695,477
Total current liabilities	755,137	854,938

LONG-TERM DEBT, net of current maturities	136,096	139,651

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock	2,673	2,673
Additional paid-in capital	211,327	211,327
Accumulated deficit	(403,940)	(363,396)
	(189,940)	(149,396)
	$ 701,293 =======	$ 845,193 =======

See accompanying notes.


USARadio.com, Inc.
STATEMENTS OF OPERATIONS
Three months ended March 31,
(unaudited)
	2000 (Restated) ------------------	1999 (Restated) ------------------
NET SALES	$ 872,190	$ 832,400

OPERATING EXPENSES
Sales expenses	212,370	220,379
Programming and news service	267,204	321,461
Administrative and engineering	402,689	432,844
Depreciation	15,135	16,072
	897,398	990,756
Operating loss	(25,208)	(158,356)

OTHER EXPENSE
Interest expense	(15,336)	(13,232)
	(15,336)	(13,232)
Loss before income taxes	(40,544)	(171,588)

INCOME TAX
Income tax benefit	--	20,179
	--	20,179
Net loss	$ (40,544) ========	$ (151,409) =========

LOSS PER COMMON SHARE - BASIC AND DILUTED	Nil ========	$ 0.01 =========

WEIGHTED AVERAGE SHARES OUTSTANDING	13,516,720 ========	13,516,720 =========

See accompanying notes.


USARadio.com, Inc.
STATEMENTS OF CASH FLOWS
Three months ended March 31,
(unaudited)
	2000 (Restated) ---------------	1999 (Restated) ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (40,544)	$(151,409)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities Depreciation and amortization	15,135	16,072
Provision for deferred income taxes	--	(20,179)
Decrease in:
Accounts receivable	151,812	62,676
Prepaid expenses	4,700	3,344
Increase (decrease) in:
Accounts payable and accrued liabilities	(90,909)	62,509
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	40,194	(26,987)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,334)	(2,967)
NET CASH USED IN INVESTING ACTIVITIES	(3,334)	(2,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	--	88,000
Payments on notes	(12,447)	(61,520)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,447)	26,480

NET INCREASE (DECREASE) IN CASH	24,413	(3,474)
CASH - BEGINNING OF PERIOD	9,225	30,226
CASH - END OF PERIOD	$ 33,638 =======	$ 26,752 =======

See accompanying notes.


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

2.	Restatement

The accompanying financial statements have been restated to reflect the proper matching of selling expenses with the related revenue. This restatement resulted in an increase in stockholders' deficit of $46,900 and $64,200 at March 31, 2000 and December 31, 1999, respectively, and had the following effect on operations:

	Three months ended March 31, ---------------------------------
	2000 ----------------	1999 ---------------
Net loss as previously reported	$ (57,844)	$(154,609)
Adjustment	17,300	3,200
Net loss as restated	$ (40,544) =======	$(151,409) =======
The restatement had no effect on previously reported loss per share.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

For the quarter ended March 31, 2000, the following percentage of our revenues were derived from the following sources:

Revenue Source -----------------------------------------------------------	% of Revenues During Quarter Ended March 31, 2000 -----------------------------
News and sports programming	63%
Talk programming	25%
Satellite time	5%
Other revenue	7% ----------------------------
TOTAL	100% =================

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

     Operating Expenses. Overall operating expenses decreased by approximately $94,000, or 9%, to approximately $897,000 for the three months ended March 31, 2000 from approximately $991,000 for the first three months of 1999. Approximately $54,000 of this decrease resulted from reduced programming and news service expense stemming from the elimination of one talk-style program. In addition, we experienced a decrease in administrative and engineering expense of approximately $30,000 from a reduction in compensation and related expense associated with redundant employees. The decrease in overall operating expenses was also attributed to a modest decrease (approximately $8,000 or 4%) in sales expenses to approximately $212,000 from $220,000 in the three months ended March 31, 2000 and 1999, respectively.

     Income Tax Benefit. No income tax benefit was recorded for the three months ended March 31, 2000, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

     Net Loss. For the three months ended March 31, 2000, our net loss was approximately $41,000 compared with a net loss of approximately $151,000 for the three months ended March 31, 1999.

Liquidity and Capital Resources

     Since inception, we have financed our operations principally from operations. Such funds have historically been supplemented with bank debt and stockholder loans. At March 31, 2000, we had a working capital deficit of approximately $221,000 as compared with a working capital deficit of $188,000 at December 31, 1999. Net cash provided by operating activities for the quarter ended March 31, 2000 was $40,000 and net cash used in operating activities for the like period of 1999 was $27,000 representing an increase of $67,000 in the 2000 period. The increase was due principally to the reduced net loss and reductions in accounts receivables, offset in part by reductions in accounts payable.


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


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

None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2000.
USARadio.com, Inc.

By: /s/ Mark R. Maddoux Mark R. Maddoux Vice President and Chief Financial Officer