Form 10QSB/A
period 2000-06-30
USARADIO COM INC
filed 2001-01-23
CIK 1092661

==================================================================================

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

==================================================================================


PART I.

FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

USARadio.com, Inc.


USARadio.com, Inc.
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2000	1999
CURRENT ASSETS	(Restated)	(Restated)
	(unaudited)
Cash	$ 34,283	$ 9,225
Accounts receivable, net of allowance for doubtful accounts of $5,475 and $11,909 in 2000 and 1999	558,593	611,598
Prepaid expenses	34,900	45,639
Total current assets	627,776	666,462

PROPERTY AND EQUIPMENT-AT COST

Equipment	619,956	570,699
Furniture and fixtures	18,952	18,952
Software	23,906	23,906
	662,814	613,557
Less accumulated depreciation	(464,891)	(434,826)
	197,923	178,731
	$ 825,699 ========	$ 845,193 =======

	June 30,	December 31,
	2000	1999
	(Restated)	(Restated)
CURRENT LIABILITIES

Current maturities of long-term debt	$ 20,645	$ 34,461
Notes payable-bank	125,000	125,000
Accounts payable and accrued liabilities	733,197	695,477
Total current liabilities
	878,842	854,938

LONG-TERM DEBT, net of current maturities	190,995	139,651

STOCKHOLDERS' DEFICIT

Common stock	2,673	2,673
Additional paid-in capital	211,327	211,327
Retained earnings (accumulated deficit)	(458,138)	(363,396)
Total stockholders' deficit	(244,138)	(149,396)
	$ 825,699 ========	$ 845,193 ========

See accompanying notes.


USARadio.com, Inc.
STATEMENTS OF OPERATIONS
Three months ended June 30,
(unaudited)
	2000	1999
	(Restated)	(Restated)

NET SALES

	$ 1,035,676	$ 933,756

OPERATING EXPENSES

Sales expenses	244,700	225,967
Programming and news service	324,845	347,867
Administrative and engineering	499,404	418,636
Depreciation	16,726	16,072
	1,085,675	1,008,542

Operating loss	(49,999)	(74,786)

OTHER EXPENSE
Interest expense	(4,199)	(13,243)

Loss before income taxes	(54,198)	(88,029)

INCOME TAX
Income tax benefit	-	10,359

Net loss	$ (54,198) =========	$ (77,670) ========

LOSS PER COMMON SHARE-BASIC AND DILUTED	Nil =========	$ (0.01) ========

WEIGHTED AVERAGE SHARES OUTSTANDING	13,516,720 =========	13,516,720 ========

See accompanying notes.


USARadio.com, Inc.
STATEMENTS OF OPERATIONS
Six months ended June 30,
(unaudited)
	2000	1999
	(Restated)	(Restated)

NET SALES	$1,907,866	$1,766,156

OPERATING EXPENSES

Sales expenses	457,070	446,346
Programming and news service	592,049	669,328
Administrative and engineering	902,093	851,480
Depreciation	31,861	32,144
	1,983,073	1,999,298

Operating loss	(75,207)	(233,142)

OTHER EXPENSE
Interest expense	(19,535)	(26,475)

Loss before income taxes	(94,742)	(259,617)

INCOME TAX
Income tax benefit	-	30,538

Net loss	$ (94,742) ========	$ (229,079) =========

LOSS PER COMMON SHARE-BASIC AND DILUTED	$ (0.01) ========	$ (0.02) ========

WEIGHTED AVERAGE SHARES OUTSTANDING	13,516,720 ========	13,516,720 ========

See accompanying notes.


USARadio.com, Inc.
STATEMENTS OF CASH FLOWS
Six months ended June 30,
(unaudited)
	2000	1999
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (94,742)	$ (229,079)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization	31,861	32,144
Provision for deferred income taxes	-	(30,538)

Decrease in:
Accounts receivable	53,005	58,980
Prepaid expenses	10,739	3,783
Increase in:
Accounts payable and accrued liabilities	37,720	254,052
NET CASH PROVIDED BY
OPERATING ACTIVITIES	38,583	89,342

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,334)	(87,262)
NET CASH REQUIRED BY
INVESTING ACTIVITIES	(3,334)	(87,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes	15,000	125,000
Payments on notes	(25,191)	108,038
NET CASH PROVIDED (REQUIRED) BY
FINANCING ACTIVITIES	(10,191)	16,962

NET INCREASE IN CASH	25,058	19,042
CASH-BEGINNING OF PERIOD	9,225	30,226
CASH-END OF PERIOD	$ 34,283 ========	$ 49,268 ========

See accompanying notes.


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

The accompanying financial statements have been restated to reflect the proper matching of selling expenses with the related revenue. This restatement resulted in an increase in stockholders' deficit of $57,200 and $64,200 at June 30, 2000 and December 31, 1999, respectively, and had the following effect on operations:

	Three months ended June 30, ---------------------------------------		Six months ended June 30, --------------------------------------
	2000 -----------------	1999 -----------------	2000 -----------------	1999 -----------------
Net loss as previously reported.......	$ (43,898)	$ (79,370)	$ (101,742)	$ (233,979)
Adjustment......................................	(10,300)	1,700	7,000	4,900
Net loss as restated...........................	$ (54,198) ========	$ (77,670) ========	$ (94,742) ========	$ (229,079) ========

The restatement had no effect on previously reported loss per share.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


       For the three months and six months ended June 30, 2000, respectively, the following percentage of our revenues were derived from the following sources:

Revenue Source ----------------------------------------------------------
	% of Revenues During Three-Months Ended June 30, 2000 --------------------------------	% of Revenue During Six Months Ended June 30, 2000 -----------------------------------
News and sports programming........................	65%	64%
Talk programming...........................................	23%	24%
Satellite time....................................................	5%	5%
Other revenue..................................................	7% -----------------------------	7% --------------------------------
TOTAL....................................................	100% =================	100% ===================

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

       Operating Expenses. Overall operating expenses increased by approximately $77,000, or 8%, to approximately $1,086,000 for the three months ended June 30, 2000 from approximately $1,009,000 for the comparable period of 1999. This increase resulted primarily from increased administrative and engineering expenses of approximately $81,000 from increases in compensation and related expense associated with the addition of employees. Sales expenses increased modestly by approximately $19,000 (approximately 8%) resulting from increased sales commissions paid as a consequence of additional available inventory. The increase in overall operating expenses was partially offset by a decrease (approximately 7%) in programming and news service expense to approximately $325,000 from approximately $348,000 in the three months ended June 30, 2000 and 1999, respectively, stemming from the elimination of one talk-style program expenses.

        Income Tax Benefit. No income tax benefit was recorded for the three months ended June 30, 2000, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

       Net Loss. For the three months ended June 30, 2000, our net loss was approximately $54,000 compared with a net loss of approximately $78,000 for the three months ended June 30, 1999 .

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999


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

       Operating Expenses. Overall operating expenses decreased modestly by approximately $16,000 to approximately $1,983,000 for the six months ended June 30, 2000 from approximately $1,999,000 for the comparable period of 1999. This decrease resulted from reduced programming and news service expense stemming from the elimination of one talk-style program of approximately $77,000 to approximately $592,000 in the six months ended June 30, 2000 from approximately $669,000 for the comparable period of 1999. The decrease in overall operating expenses was partially offset by an increase (approximately 6%) in administrative and engineering expenses to approximately $902,000 from $851,000 in the six months ended June 30, 2000 and 1999, respectively, resulting from increases in compensation and related expense associated with additional employees. The decrease in overall operating expenses was also partially offset by an increase (approximately 2%) in sales expenses to approximately $457,000 from $446,000 in the six months ended June 30, 2000 and 1999, respectively. This increase resulted from an increase in the sales commissions paid as a consequence of additional available inventory.

        Income Tax Benefit. No income tax benefit was recorded for the six months ended June 30, 2000, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

       Net Loss. For the six months ended June 30, 2000, our net loss was approximately $95,000 compared with a net loss of approximately $229,000 for the six months ended June 30, 1999.

Liquidity and Capital Resources

        Since inception, we have financed our operations principally from operations. Such funds have historically been supplemented with bank debt and stockholder loans. At June 30, 2000, we had a working capital deficit of approximately $251,000 as compared with a working capital deficit of $188,000 at December 31, 1999. Net cash provided by operating activities for the six months ended June 30, 2000 was approximately $39,000 and net cash provided by operating activities for the like period of 1999 was $89,000 representing a decrease of approximately $50,000 in the 2000 period. The decrease was due principally to the timing of payments to vendors, which mitigated the cash impact of the net loss of approximately $229,000 in the 1999 period.

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


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


On June 14, 2000, the Company filed a report on Form 8-K relating to the merger of the Company into a wholly owned subsidiary organized under the laws of the State of Delaware.


SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 19, 2001.
USARadio.com, Inc.

By: /s/ Mark R. Maddoux ; Mark R. Maddoux Vice President and Chief Financial Officer


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