Form 10KSB
period 2000-12-31
USARADIO COM INC
filed 2001-04-02
CIK 1092661

=================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                       ------------------
                           FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2000

                               OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 000-27053

                       USARadio.com, Inc.
             (formerly known as Ansel Project, Inc.)
         (Name of small business issuer in its charter)

             Delaware                        52-2234827
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

2290 Springlake Road, Suite 107, Dallas, Texas 75234
(Address of principal executive offices)     (Zip Code)

            Issuer's telephone number:  972.484.3900
                     ----------------------
 Securities registered under Section 12(b) of the Exchange Act:
                              None

 Securities registered under Section 12(g) of the Exchange Act:
                  Common Stock, par value $.001
                      ---------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes    [X]   No     [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [ ]

The issuer's revenues for its most recent fiscal year were $3,596,101.

The issuer's common stock is not listed on any exchange or automated quotation system, nor is the issuer aware of any private transaction occurring in its shares of common stock during the preceding sixty (60) days. Accordingly, the issuer is unable to indicate a market value of common equity held by non-affiliates as of a specified date within such period.

At March 20, 2001, 13,516,720 shares of common stock were
outstanding.
                     -----------------------
               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Information Statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders to be filed with the Commission during the 120 days following the end of the fiscal year covered by this Report are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check one):
Yes    [ ]     No     [X]

=================================================================

                       USARadio.com, Inc.

                           FORM 10-KSB

           For the Fiscal Year Ended December 31, 2000

                        Table of Contents

                                                             Page
                                                             ----
                             PART I.

Item 1.   Business...........................................   1

Item 2.   Description of Property............................   9

Item 3.   Legal Proceedings..................................   9

Item 4.   Submission of Matters to a Vote of Security
          Holders............................................   9

                            PART II.

Item 5.   Market for Common Equity and Related Stockholder
          Matters............................................   9

Item 6.   Management's Discussion and Analysis or Plan of
          Operation..........................................  10

Item 7.   Financial Statements...............................  17

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure................  17

                            PART III.

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange
          Act................................................  17

Item 10.  Executive Compensation.............................  18

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management.....................................  18

Item 12.  Certain Relationships and Related Transactions.....  18

Item 13.  Exhibits and Reports on Form 8-K...................  18


Signatures...................................................  19

Index to Exhibits............................................  20

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

     As a result of these transactions, the controlling stockholder of USARadio.com, USARadio Network Trust, became the controlling stockholder of the company and the principal business operations, assets and liabilities of USARadio.com became the principal and historical business operations, assets and liabilities of the company. The merger was treated as a recapitalization of USARadio.com for accounting purposes with the company adopting the December 31 fiscal year of USARadio.com.

     On May 26, 2000, the stockholders of the company approved a redomestication that was effected by merging the company into its wholly owned subsidiary USARadio.com, Inc., a Delaware corporation. The redomestication merger became effective
June 14, 2000. The redomestication changed the legal domicile of the company from Colorado to Delaware but did not result in a change in the principal office, business, management, capitalization, assets or liabilities of the company.

Business Operations

     USARadio.com, Inc. (also known as USA Radio Network) is a satellite-delivered radio broadcast network that offers a broad line of programming content to independent radio stations. Our programming includes news, sports, music, and general interest talk programs. Our target market consists of independent radio stations, both AM and FM, that choose not to become affiliated with the 3 major radio networks (ABC Radio, NBC, and CBS Radio Network). As of March 20, 2001, our network was comprised of approximately 1200 affiliated radio stations across the nation, including affiliates in 46 of the top 50 Dominant Market Areas
(DMAs). Our network includes affiliates in markets that represent approximately 92% of the U.S. population. We simultaneously broadcast select programming over the Internet.

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

     Our principal executive offices and broadcast center are located at 2290 Springlake Road, Suite 107, Dallas, Texas 75234 and our telephone number is 972.484.3900. Our Web site is located at www.usaradio.com.

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

     Our line up of long form and talk programming includes:

     * Daybreak USA- is a fast paced and fun-filled morning magazine show that is designed to attract and maintain listeners across a broad demographic; however, its focus is on the key 25-54 market segment. Airing from 4 to 9 a.m. EST, this five-hour program allows us to serve both the east and west coast stations. Anchored by Al Lerner and Richard Stevens, Daybreak USA provides "first hand" coverage of the day's most important news stories. The show also includes human-interest stories, interviews with nationally known personalities, entertainment reports, and other special features. Because the program is scheduled in "modules," affiliate stations are provided the opportunity to break away to cover local stories, including local traffic and weather, and then rejoin the network. Since its launch in 1998, the number of affiliates broadcasting Daybreak USA has grown from 70 to over 170.

     * Point of View-is a daily two-hour call-in talk program that has been broadcasting nationally for more than 25 years. Hosted by Marlin Maddoux, our founder, CEO and President, the program features in-depth interviews with outstanding personalities and newsmakers in the field of politics, entertainment, religion, finance, education and family issues. Mr. Maddoux is the President of International Christian Media and has appeared on such shows as CBS Morning News, ABC's Nightline, NBC News and CNN. He is the author of eleven books. Point of View is carried on 230 radio stations and is aired on our network Monday through Friday, 2 to 4 p.m. EST.

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

     In the first quarter of 2001, we also began recording and offering Christian Music America to our affiliates on compact disc. As with our live broadcasting of Christian Music America, we offer Christian Music America on compact disc on a barter basis in exchange for advertising time on the station. The compact disc allows our affiliates to broadcast Christian Music America at times they choose. We believe the flexibility offerred by compact disc, together with the high quality of its digital stereo recording, will be very attractive to our affiliates and prospective affiliates. The initial response of our affiliates has been enthusiastic. We believe that compact disc provides an opportunity to enhance our long form and talk programming offerings. We anticipate that we will offer other long form and talk programming in addition to Christian Music America to our affiliates on compact disc in the future.

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

     Broadcast Facilities

     We deliver our programming content to our affiliates "live" via two satellites, GEVIII and GEIII.

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

     We control one audio channel on Satellite GEVIII. The programming content on GEVIII is a simulcast of one of the channels on GEIII, strictly for purposes of redundancy.

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

     We lease our satellite space segments under various agreements that expire at various times through March 2005. Total rent expense for these leases was $347,643, $416,209 and $423,397 for 2000, 1999, and 1998, respectively. Minimum rentals due under these agreements are approximately $290,000 in 2001, decreasing to approximately $166,000 in fiscal 2004.

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

     Stated below is a representative list of advertising agencies and advertisers, listed alphabetically, that purchased commercial airtime from us in 1999 or 2000. Some of these advertising agencies and advertisers represented less than one percent of our total revenues in such years.

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



                           Advertisers
  ------------------------------------------------------------

      *   1-800-Flowers.com
      *   Advil Pain Reliever
      *   American Express
      *   Arts & Entertainment Network
      *   Cheerios
      *   Crosswalk.com
      *   Dimetapp
      *   Greyhound Bus Lines
      *   The History Channel
      *   John Deere
      *   Motel 6
      *   Oreck Vacuum Cleaners
      *   Priceline.com
      *   Transamerica

  For the years ended December 31, 1999 and 2000, we did not have any single client or group of related clients that contributed to 10% or more of our revenues for those periods.

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

     As of December 31, 2000, we had an internal sales organization consisting of 5 professionals with an average of more than 10 years of sales experience. We also use the advertising agencies that purchase commercial airtime from us to supplement our sales force.

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

     Several of our syndicating competitors are also associated with major radio station group owners. Our largest competitors, which are all associated with ownership groups, are Westwood One Radio Networks, Premiere Radio Networks, CBS Radio Network, and ABC Radio. We estimate that these competitors account for approximately 80% of the network advertising revenues. We believe that we are a leader of the syndication companies not associated with an ownership group.

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

Employees

     As of March 20, 2001, we did not maintain any direct employees. We obtain all of the personnel necessary to conduct our operations from a third-party staffing corporation. At March 20, 2001, we utilized the services of 51 full and part-time persons of whom 24 were employed in the news department, 9 in the engineering department, 4 in programming, 5 in the sales department and 9 in executive or administrative capacities. We believe that our relationship with the third-party staffing company and our independent contractors is good.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our administrative offices and broadcast center are located within approximately 25,556 square feet of commercial office space located at 2290 Springlake Road, Suite 107, Dallas, Texas 75234. The lease of this facility was renewed in August 2000 for a renewal term expiring in June 2004, with an option to renew for an additional two years. Management believes that these facilities will continue to satisfy our space requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to, nor are our properties the subject of, any pending legal proceedings and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


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

     At March 20, 2001, there were approximately 50 holders of record of our common stock holding an aggregate of 13,516,720 shares.

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

     None

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

     USARadio.com, Inc. (also known as USA Radio Network) is a satellite-delivered radio broadcast network that offers a broad line of programming content to independent radio stations. Our programming includes news, sports, music, and general interest talk programs. Our target market consists of independent radio stations, both AM and FM, that choose not to become affiliated with the 3 major radio networks (ABC Radio, NBC, and CBS Radio Networks). As of March 20, 2001, our network was comprised of approximately 1200 affiliated radio stations across the nation, including affiliates in 46 of the top 50 Dominant Market Areas
(DMAs). Our network includes affiliates in markets that represent approximately 92% of the U.S. population. We simultaneously broadcast select programming over the Internet.

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

     For the year ended December 31, 2000, the following percentage of our revenues were derived from the following sources:

                                       % of Revenues
            Revenue Source             During 2000
            -------------------------  ------------
            News and sports
            programming..............      72%
            Talk programming.........      20%
            Satellite time...........       5%
            Other revenue............       3%
                                       -------------
                      TOTAL..........     100%
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

Redomestication

     On May 26, 2000, at the annual meeting of shareholders, the shareholders approved a proposal to reincorporate the company in Delaware (the "Reincorporation") by merging USARadio.com, Inc., a Colorado corporation ("USARadio-Colorado") with and into USARadio.com, Inc., a Delaware corporation and a wholly-owned subsidiary of USARadio-Colorado ("USARadio-Delaware"). The Reincorporation was effected on June 14, 2000. The Reincorporation changed the legal domicile of the company from Colorado to Delaware, but did not result in a change in the principal offices, business, management, capitalization, assets or liabilities of the company. By operation of law, USARadio-Delaware succeeded to all the assets and assumed all the liabilities of USARadio-Colorado.

Results of Operations

     The following table sets forth, for the period presented, certain elements of the statements of operations of USARadio.com, in thousands:

                                               December 31,
                                              ----------------
                                               2000     1999
                                              -------  -------
      Revenues............................    $ 3,596  $3,692
      Operating expenses..................      3,662   3,985
      Operating loss......................        (66)   (293)
      Other expense.......................        (41)   (240)
      Income tax benefit..................        ---      44
      Net loss............................       (107)   (489)

     During 2000 we made several changes which had a favorable effect on our results of operations for the year ending December 31, 2000. Specifically, during the fourth quarter of 2000, we reduced staff. In addition, we eliminated certain programs which, in the opinion of management, were not profitable. Lastly, we effected certain operational changes, including steps designed to reduce our overall operating expenses, which directly affected our operating performance.

     Year Ended December 31, 2000 Compared With Year Ended
December 31, 1999

     Revenues. Our revenues decreased by approximately 3% to approximately $3.6 million for 2000 from $3.7 million in 1999. The decrease in revenue was primarily due to a decrease in commercial airtime sold (which represented approximately 86% of total revenue for 2000) of approximately 2% or $66,000 as a result of the elimination of certain talk show programs. Revenues for 2000 were also negatively affected by a decrease in rental of time on our channels, due to a decrease in demand, and a decrease in sales of programming to non-commercial radio stations, as a result of decreased availability of programming stemming from the decrease in programmers as part of our staff reduction.

     Operating Expenses. Overall operating expenses decreased (approximately 8%) from 1999 to 2000, decreasing by approximately $323,000. This decrease primarily relates to a decrease in programming and news services costs of approximately $180,000 or 14% stemming from the elimination of certain talk show programs and a decrease in administrative and engineering expenses of approximately $100,000 or 6% resulting from decreases in compensation and related expenses associated with the reduction in personnel.

     Net Loss. For the year ended December 31, 2000, our net loss was approximately $107,000 compared with a net loss of $489,000 for the year ended December 31, 1999.

Liquidity and Capital Resources

     Since inception, we have financed our business principally from operations. Such funds have historically been supplemented with bank debt and stockholder loans. At December 31, 2000, we had a working capital deficit of $220,000 as compared to $188,000 at December 31, 1999. Net cash provided by (used in) operating activities for the year ended December 31, 2000 and 1999 was $8,800 and $(30,000), respectively, representing an increase of $38,800 in the 2000 period. The increase was primarily due to the reduction in our net loss.

     As of December 31, 2000, certain of our vendors had granted extended payment terms to us relating to an aggregate of approximately $175,000 in payables. Although we expect that we will be able to remain current with each of these vendors, including with respect to those portions for which we have been granted extended payment terms, no assurances can be made that we will be able to fulfill our obligations under these terms. Failure to repay our obligations to these vendors according to the arranged terms could have a material adverse effect on our business, prospects, financial condition or results of operations. Management expects to be fully current with all of its accounts payable by December 31, 2001.

      During the year ended December 31, 1999, Marlin Maddoux, our Chief Executive Officer and President, advanced $80,000 to us. At December 31, 2000, the outstanding amount of the advance was $63,594. This advance bears interest at 10% per annum with a maturity date of September 1, 2004. These funds were used by us to acquire certain equipment and technology necessary in connection with the upgrade of our command and control center. Specifically, this equipment upgraded our satellite transmission technology from analog to digital.

      Mr. Marlin Maddoux also has advanced an additional $118,057 to us as of December 31, 2000. This advance bears interest at 12% per annum, with a maturity date of June 1, 2002. These funds were used by us for operating and advertising expenses.

      We maintain a credit facility with Bank of America. This credit line is payable upon demand and borrowings are limited to $100,000. Borrowings under this facility bear interest at prime plus 1%, which was 10.5% at December 31, 2000. At December 31, 2000, our outstanding debt under the credit facility was $88,000. The borrowings under this credit facility are collateralized by our assets.

      In addition to the line of credit referenced above, we also maintain an additional bank line with Bank of America. Borrowings under this bank line are limited to $40,000 and bear interest at the bank's reference rate plus 3.625% (which was approximately 10.875% at December 31, 2000). Borrowings under this bank line are also payable on demand. At December 31, 2000, our outstanding debt under this facility was $37,000.

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

Net Operating Loss Carryforwards

     At December 31, 2000, we had net operating loss carryforwards of approximately $220,000 available to offset future taxable income that expire at various dates through 2019. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating loss carryforwards are subject to certain limitations in the amount of net operating losses that we may utilize to offset future taxable income.

Business Risks

     We have a recent history of losses and negative cash flow.

     During the years ended December 31, 2000, 1999 and 1998, we incurred operating losses of approximately $66,000, $293,000 and $190,000, respectively. During the year ended December 31, 1997, we recorded modest operating income of approximately $160,000. Prior years have also resulted in operating losses. As of December 31, 2000, we had an accumulated deficit of approximately $470,000. Further, we may incur operating losses in the future. We cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we do not achieve or sustain profitability, our business, prospects, financial condition and results of operations will suffer.

     We will need additional capital financing which could be unavailable or available only on unfavorable terms.

     We will need to raise additional capital during 2001 to fully implement our business plan. Further, because we have incurred operating losses in recent periods, we may need to raise additional capital to fund current operations. There can be no assurance that adequate levels of additional financing through additional equity financing, debt financing or other sources, will be available, or will be available when needed or on terms favorable to us. Additional financings could result in significant dilution to existing stockholders. If adequate capital is not available or is not available on acceptable terms, we may be unable to expand our business model, (even on a smaller scale), expand or maintain our existing affiliate base, develop or enhance our programming content, take advantage of existing or future opportunities, or respond to competitive pressures on a timely basis. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our growth strategies or reduce the scope of current operations. Either such event could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

     During the year ended December 31, 2000, sales of commercial airtime received in exchange for our nationally syndicated program known as Point of View represented 8% of net sales, whereas sales of commercial airtime received in exchange for our next most popular program represented only 3% of net sales. Accordingly, if the popularity of Point of View among target listeners were to substantially decrease, our business, prospects, financial condition and results of operations would likely be materially adversely affected.

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

     USA Radio Network Trust, the sole pre-merger stockholder of USARadio.com, holds, as of March 20, 2001, 13,136,720 shares or approximately 97.2% of the issued and outstanding shares of the company. As a result, this stockholder, which is controlled by Marlin Maddoux as the sole trustee, has the ability to control all matters requiring stockholder approval, including the election and removal of directors, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the company's assets, and the control of the management and affairs of USARadio.com.

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

                                                             Page
                                                             ----

Report of Independent Certified Public Accountants...........F-1

Balance Sheets as of December 31, 2000 and 1999..............F-2

Statements of Operations for the Years Ended
 December 31, 2000 and 1999..................................F-3

Statements of Stockholders' Equity (Deficit) for the
 Years Ended December 31, 2000 and 1999......................F-4

Statements of Cash Flows for the Years Ended
 December 31, 2000 and 1999..................................F-5

Notes to Financial Statements.........................F-6 - F-12


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


                            PART III.

     Certain information required by Part III is incorporated by reference in this report from the definitive Information Statement for the Company's 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days following the end of the fiscal year covered by this report pursuant to Regulation 14C (the "Information Statement").



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item is incorporated by reference from the Information Statement.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Information Statement.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is incorporated by reference from the Information Statement.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Information Statement.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Annual Report on Form 10-KSB.

     (b)  Reports on Form 8-K.

          None

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                              USARadio.com, Inc.



                              By:  /s/ Mark Maddoux
                              -----------------------------
                                  Mark Maddoux
                                  Vice President and Chief
                                   Financial Officer



     In accordance with the Exchange Act, this report has been signed on the 30th day of March, 2001, below by the following persons on behalf of the registrant and in the capacities indicated.


  Signature                       Title
  ---------                       -----

        /s/ Marlin Maddoux        Chief Executive Officer,
  -----------------------------   President and
  Marlin Maddoux                  Director
                                  (Principal Executive Officer)
        /s/ Mark Maddoux          Vice President, Chief
  -----------------------------   Financial Officer and
  Mark Maddoux                    Director
                                  (Principal Financial and
                                  Accounting Officer)

                        INDEX TO EXHIBITS

2.1 Agreement and Plan of Merger, dated November 5, 1999, by and between Ansel Project, Inc., a Colorado corporation and USARadio.com, Inc., a Texas corporation (Exhibit
      2.1)(1)

2.2 Agreement and Plan of Merger, dated April 10, 2000, by and between USARadio.com, Inc., a Colorado corporation, and USARadio.com, Inc., a Delaware corporation (Exhibit
      2.1)(2)

3.1   Articles of Incorporation of USARadio.com, Inc. (Exhibit
      3.1)(2)

3.2   Articles of Merger by and between Ansel Project, Inc., a
      Colorado corporation and USARadio.com, Inc., a Texas corporation (Exhibit 3.2) (3)

3.3   Bylaws of USARadio.com, Inc. (Exhibit 3.2)(2)

10.1  Form of USA Radio Network Broadcast Agreement (Exhibit
      10.1)(3)

10.2 Satellite Services and Space Segment Lease Agreement, dated March 11, 1997, by and between SpaceCom Systems,
      Inc. and USA Radio Network, Inc. (Exhibit 10.2)(3)

10.3 Satellite Services and Space Segment Lease Agreement, dated March 15, 1999, by and between SpaceCom Systems,
      Inc. and USA Radio Network, Inc. (Exhibit 10.3)(3)

10.4 Subscription Agreement, dated March 27, 1998, by and between United Press International and USA Radio Network
      (Exhibit 10.4)(3)

10.5  Demand Note, dated September 30, 1998, by and between
      NationsBank, N.A. and USA Radio Network, Inc. (Exhibit
      10.5)(3)

10.6 Sixth Amendment and Lease Renewal by and between Fenway Partner, L.P. and U.S.A. Radio Network, Inc. dated
      August 3, 2000 (filed herewith), Fifth Amendment to Lease Agreement between Phoenix Home Life Mutual Insurance Company and U.S.A. Radio Network, dated September 18, 1996 (filed herewith), Fourth Amendment to Lease Agreement between Phoenix Home Life Mutual Insurance Company and U.S.A. Radio Network, dated October 1, 1994 (filed herewith), Third Amendment to Lease Agreement between Phoenix Home Life Mutual Insurance Company and U.S.A. Radio Network, dated June 7, 1994 (Exhibit 10.6)(3), Second Amendment to Lease Agreement between Phoenix Mutual Life Insurance Company and U.S.A. Radio Network, dated October 29, 1991 (Exhibit 10.6)(3), First Amendment to Lease Agreement between Phoenix Mutual Life Insurance Company and U.S.A. Radio Network, dated October 7, 1989 (Exhibit 10.6)(3) and Lease Agreement between Phoenix Mutual Life Insurance Company and U.S.A. Radio Network dated May 3, 1989 (Exhibit 10.6)(3)

10.7  Promissory Note, dated September 30, 1997, by and between
      NationsBank of Texas, N.A. and U.S.A. Radio Network, Inc.
      (Exhibit 10.7)(3)

10.8 Transmission Service Agreement, dated August 16, 1995, by and between Equity Radio Network, Inc. and USA Radio
      Network(Exhibit 10.8)(3)

10.9  Advantage Business Credit Line/Loan Agreement, dated
      September 12, 1997, by and between Bank of America Texas,
      N.A. and USA Radio Network, Inc. (Exhibit 10.9)(3)

10.10 Form of USA Radio Network Standard Affiliation Agreement
      Terms and Conditions and Addendum to Affiliation
      Agreement(Exhibit 10.10)(3)

16.1  Letter Re Change in Certifying Accountant (Exhibit
      16.1)(1)
________________
(1) Incorporated by reference to the exhibit shown in parenthesis filed in our report on Form 8-K, filed April 7, 2000.
(2) Incorporated by reference to the exhibit shown in parenthesis filed in our report on Form 8-K, filed June 20, 2000.

(3) Incorporated by reference to the exhibit shown in parenthesis filed in our Form 10-KSB Annual Report for the fiscal year ended December 31, 1999, filed April 14, 2000.

               Report of Independent Certified Public Accountants


Board of Directors
USARadio.com, Inc.


We have audited the accompanying balance sheets of USARadio.com, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USARadio.com, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

Dallas, Texas
February 28, 2001

                       USARadio.com, Inc.

                         BALANCE SHEETS

                          December 31,




              ASSETS                    2000        1999
                                     -----------  ---------


CURRENT ASSETS
  Cash                                $   17,120 $     9,225
  Accounts receivable, net of
   allowance for doubtful accounts
   of $52,788 in 2000 and $11,909
   in 1999, respectively                 398,804     488,621
  Accounts receivable-related party       71,504     122,977
  Prepaid expenses                        20,867      45,639
                                      ----------   ---------

             Total current assets        508,295     666,462

PROPERTY AND EQUIPMENT - AT COST
  Equipment                              574,033     580,749
  Automobiles                             47,718           -
  Furniture and fixtures                  18,952       8,902
  Software                                23,906      23,906
                                      ----------   ---------
                                         664,609     613,557
     Less accumulated depreciation      (498,545)   (434,826)
                                      ----------   ---------
                                         166,064     178,731
                                      ----------   ---------

                                       $ 674,359   $ 845,193
                                       =========   =========

     LIABILITIES AND STOCKHOLDERS'
           DEFICIT

CURRENT LIABILITIES
  Short-term notes and current
   maturities of long-term debt        $ 147,083   $ 159,461
  Accounts payable                       448,844     527,261
  Accrued liabilities                    132,614     168,216
                                       ---------   ---------

         Total current liabilities       728,541     854,938

LONG-TERM DEBT, net of current
 maturities                              202,128     139,651

STOCKHOLDERS' DEFICIT
  Common stock - no par ;
   authorized, 30,000,000
   shares; issued and outstanding,
   13,516,720 shares                       2,673       2,673
  Additional paid-in capital             211,327     211,327
  Accumulated deficit                   (470,310)   (363,396)
                                       ---------   ---------
Total stockholders' deficit             (256,310)   (149,396)
                                       ---------   ---------

                                       $ 674,359   $ 845,193
                                       =========   =========

                             ASSETS


                       USARadio.com, Inc.

                    STATEMENTS OF OPERATIONS

                    Years ended December 31,




                                           2000           1999
                                        -----------   -----------

Revenue
 Spot sales, net                        $ 3,107,796   $ 3,174,050
 Satellite time                             201,345       210,541
 News services                              106,960       127,653
 Syndication                                180,000       180,000
                                         ----------   -----------
                                          3,596,101     3,692,244

Operating expenses
 Sales expenses                             862,268       909,869
 Programming and news services            1,120,082     1,300,227
 Administrative and  engineering          1,616,131     1,716,114
 Depreciation                                63,719        59,042
                                          3,662,200     3,985,252
                                         ----------   -----------

          Operating loss                    (66,099)     (293,008)

Other expenses
 Interest expense                           (40,815)      (54,774)
 Cost of merger                                   -      (185,000)
                                         ----------   -----------
                                            (40,815)     (239,774)

          Loss before income taxes         (106,914)     (532,782)

Income taxes
 Income tax benefit                                -       43,800
                                         -----------  -----------
                                                   -       43,800
                                         -----------  -----------

          Net loss                       $  (106,914) $  (488,982)
                                         ===========  ===========

Loss per common share - basic and
 diluted                                 $      (.01) $      (.04)

Weighted average shares outstanding       13,516,720   13,516,720

                       USARadio.com, Inc.

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)





                                                                    Retained
                               Common stock                         earnings
                          ---------------------    Additional     (accumulated
                            Shares      Amount   paid-in capital    deficit)      Total
                          ----------  ---------  ---------------  ------------  ----------
Balances at January 1,
  1999                      2,900,000   $ 29,000   $           -     $ 125,586   $ 154,586

Contribution of capital             -          -         185,000             -     185,000

Merger with
  USARadio.com,
  Inc. (a Texas
  corporation),
  accounted for as a
  recapitalization
  (Note A)                 10,616,720    (26,327)         26,327             -           -

Net loss                            -          -               -      (488,982)   (488,982)
                          -----------  ---------     -----------    ----------   ---------

Balances at December 31,
  1999                     13,516,720      2,673         211,327      (363,396)   (149,396)

Net loss                            -          -               -      (106,914)   (106,914)
                          -----------  ---------     -----------    ----------   ---------

Balances at December 31,
  2000                     13,516,720  $   2,673        $211,327    $ (470,310)  $(256,310)
                           ==========  =========      ==========    ==========   =========


                       USARadio.com, Inc.

                    STATEMENTS OF CASH FLOWS

                    Years ended December 31,




                                          2000          1999
                                      -----------   -----------

Cash flows from operating
 activities
  Net loss                            $ (106,914)   $  (488,982)
  Adjustments to reconcile net loss
   to net cash provided by
   (used in) operating activities
     Bad debt expense                     20,143         49,789
     Depreciation                         63,719         59,042
     Deferred income taxes                     -        (43,800)
     Merger costs paid by
     stockholder                               -        185,000
  Changes in operating assets and
    liabilities
   Accounts receivable                    69,674       (102,833)
   Accounts receivable-related
    party                                 51,473         14,761
   Prepaid expenses                       24,772         (1,839)
   Accounts payable                      (78,417)       281,759
   Accrued liabilities                   (35,602)        16,947
                                      ----------    -----------

          Net cash provided by
           (used in) operating
           activities                      8,848        (30,156)

Cash flows from investing
 activities
  Purchases of property and
   equipment                              (3,337)       (14,893)

Cash flows from financing
 activities
  Proceeds from issuance of notes
   payable                                42,000         64,000
  Payments on notes payable              (39,616)       (39,952)
                                      ----------    -----------

          Net cash provided by
           financing activities            2,384         24,048
                                      ----------    -----------

          Net increase (decrease)
           in cash                         7,895        (21,001)

Cash at beginning of year                  9,225         30,226
                                      ----------    -----------

Cash at end of year                   $   17,120    $     9,225
                                      ==========    ===========

Supplemental cash flow information:
  Interest paid                       $   30,357    $    54,774
                                      ==========    ===========

Noncash investing and financing
 activities:
  Acquisition of equipment financed
   by debt                            $   47,715    $    80,000
                                      ==========    ===========

                       USARadio.com, Inc.

                  NOTES TO FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



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

 Reorganization
 --------------

 On November 5, 1999, the Registrant, formerly known as Ansel Project, Inc. (Ansel), entered into a merger agreement with USARadio.com, Inc., formerly U.S.A. Radio Network, Inc. (Old
 USA). Pursuant to the agreement, (i) the sole stockholder of Old USA acquired 850,000 shares of Ansel's common stock for $185,000 and (ii) Ansel issued 4.2368 shares of its common stock in exchange for each of the 2,900,000 outstanding shares of Old USA. At the conclusion of the merger which was effective December 21, 1999, the former stockholder of Old USA owned 13,136,720 shares of the 13,516,720 total outstanding shares of Ansel. Ansel then changed its name to USARadio.com,
 Inc.   Ansel had no operations and insignificant assets at the
 date of merger.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Property and Equipment
 ----------------------

 Property and equipment are stated at cost. Depreciation is provided using the straight-line method over expected useful lives of five to ten years.

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

                  NOTES TO FINANCIAL STATEMENTS

                   December 31, 2000 and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

 Use of Estimates
 ----------------

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

 Credit Risk
 -----------

 The Company sells commercial airtime to advertisers and advertising agencies and sells satellite time and syndication services to radio stations located throughout the United States. Credit is extended based on an evaluation of each customer's financial condition, credit standing and previous history with the Company. Credit losses are provided for as deemed necessary.

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

                  NOTES TO FINANCIAL STATEMENTS

                   December 31, 2000 and 1999


NOTE C - RELATED PARTY TRANSACTIONS - Continued

 A summary of the transactions with ICM is as follows:

                                           Years ended
                                           December 31,
                                 -----------------------------
                                      2000             1999
                                 --------------   ------------

Syndication fees and sale of
   satellite time to ICM             $234,000         $234,000
Net expenses paid by the Company
   and billed to ICM                   52,392           32,485
                                     --------         --------

                                     $286,392         $266,485
                                     ========         ========

                                           December 31,
                                 -----------------------------
                                      2000             1999
                                 --------------   ------------

Accounts receivable from ICM         $ 71,504         $122,977
                                     ========         ========

                       USARadio.com, Inc.

                  NOTES TO FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

 Notes payable and long-term debt consist of the following:

                                                December 31,
                                             -------------------
                                               2000      1999
                                             --------  ---------
Note payable to bank, interest at 10%,
 payable in monthly installments of $3,233
 including interest, maturing in September
 2000; secured by substantially all assets
 of the Company and guaranteed by a
 stockholder of the Company and affiliates
 of the stockholder.                          $      -  $ 21,178

Line of credit of $100,000 to a bank,
 interest at bank's prime rate plus 1%
 (10.5% at December 31, 2000) payable
 monthly, due upon demand; secured by
 substantially all assets of the Company.       88,000    88,000

Line of credit of $40,000 to bank, interest
 at bank's reference rate plus 3.625%
 (10.875% at December 31, 2000) payable
 monthly, due upon demand, unsecured.           37,000    37,000

Note payable, interest at 4.25%, payable in
 monthly installments of $837 through April
 2003 with final payment of $23,032 due May
 2003, secured by automobile                    42,560         -

Advance from stockholder, interest at 10%,
 payable in monthly installments of $1,703
 through September 2004; secured by
 equipment.                                     63,594    76,877

Advance from stockholder, interest at 12%,
 due June 2002, unsecured.                     118,057    76,057
                                              --------  --------
                                               349,211   299,112
Less short-term notes and current maturities
 of long-term debt                             147,083   159,461
                                              --------  --------

                                              $202,128  $139,651
                                              ========  ========

 Aggregate maturities of notes payable and long-term debt at December 31, 2000 are as follows:

  Year ending
  December 31,
  ------------

    2001                                      $147,083
    2002                                       142,765
    2003                                        44,659
    2004                                        14,704
                                              --------

                                              $349,211
                                              ========

                       USARadio.com, Inc.

                  NOTES TO FINANCIAL STATEMENTS

                   December 31, 2000 and 1999



NOTE E - INCOME TAXES

 The income tax benefit reconciled to the tax computed at the statutory Federal rate is as follows:

                                                  Years ended
                                                 December 31,
                                             ---------------------
                                               2000        1999
                                             ----------  ---------
   Federal tax benefit at statutory rate      $(36,351)  $(181,146)
   Nondeductible expenses                          157      63,292
   Other                                        (6,671)     14,708
   Change in valuation allowance                42,865      59,346
                                              --------    --------

                                              $      -   $ (43,800)
                                              ========   =========

          Deferred tax assets and liabilities consist of the following:


                                                  December 31,
                                             --------------------
                                               2000        1999
                                            ---------- ---------
  Deferred tax assets
    Net operating loss
     carryforwards                          $   82,120 $  90,905
    Accounts payable                           214,965   236,434
  Deferred tax liabilities
    Accounts receivable                       (173,873) (238,414)
    Prepaid expenses                            (5,197)  (15,517)
    Property and equipment                     (15,804)  (14,062)
                                             ---------  --------
                                               102,211    59,346
    Less valuation allowance                  (102,211)  (59,346)
                                             ---------  --------

    Net deferred tax asset                   $       -  $      -
                                             ---------  --------

 At December 31, 2000, the Company had net operating loss carryforwards of approximately $220,000 available to offset future taxable income, as limited by Section 382 of the Internal Revenue Code, which expire at various dates through 2019. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

                       USARadio.com, Inc.

                  NOTES TO FINANCIAL STATEMENTS

                   December 31, 2000 and 1999


NOTE F - COMMITMENTS

 The Company leases office space under an operating lease that expires in June 2004. The Company has subleased a portion of these facilities to ICM and others. The net rent expense for these facilities was $139,869 and $131,428 for 2000 and 1999, respectively.

 Future minimum rental payments and sublease rental income under these facility lease agreements are as follows:



                                                Years ending December 31,
                             --------------------------------------------------------------
                               2001        2002         2003          2004         Total
                             --------   ----------  ------------  -----------  ------------
Minimum rentals               $219,787    $185,281      $185,281      $ 92,640      $682,989
Less sublease rental income    (92,988)    (79,750)      (79,750)      (39,875)     (292,363)
                              --------    --------      --------      --------      --------

Net rental expense            $126,799    $105,531      $105,531      $ 52,765      $390,626
                              ========    ========      ========      ========      ========




 The Company also leases satellite audio transmission services under various agreements which expire through March 2005. Total rent expense for these leases was $324,837 and $416,209 for 2000 and 1999, respectively.

 The following is a schedule of minimum rentals due under these satellite agreements:

   Year ending
  December 31,
  ------------
    2001                                     $ 178,860
    2002                                       165,660
    2003                                       165,660
    2004                                       165,660
    2005                                        27,610
                                              --------

                                              $703,450
                                              --------

 The Company also contracts for news and wire services under short-term agreements.


NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

 The fair values of the Company's financial instruments are based on carrying value for short-term items and, in the case of notes payable and long-term debt, incremental borrowing rates currently available on loans with similar terms and maturities. The carrying amounts of the Company's cash, accounts receivable, accounts payable, notes payable and long-term debt approximate fair value.

                       USARadio.com, Inc.

                  NOTES TO FINANCIAL STATEMENTS

                   December 31, 2000 and 1999




NOTE H - LIQUIDITY MATTERS

 The Company had losses in 1999 and 2000, and current liabilities exceeded current assets by $220,246 at December 31, 2000. To improve operations and liquidity, the Company has implemented various measures, including cost reduction programs. Although the effect of the measures is not assured, the Company believes that its liquidity will be sufficient to meet its operating requirements through December 31, 2001.