Form 10KSB/A
period 2000-12-31
USARADIO COM INC
filed 2001-04-30
CIK 1092661

================================================================

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                         --------------
                          FORM 10-KSB/A

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2000

                               OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 000-27053

                       USARadio.com, Inc.
             (formerly known as Ansel Project, Inc.)
         (Name of small business issuer in its charter)

             Delaware                        52-2234827
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

2290 Springlake Road, Suite 107, Dallas, Texas 75234
(Address of principal executive offices)     (Zip Code)

            Issuer's telephone number:  972.484.3900
                         ---------------
 Securities registered under Section 12(b) of the Exchange Act:
                              None

 Securities registered under Section 12(g) of the Exchange Act:
                  Common Stock, par value $.001
                        ----------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   [X] No     [ ]

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

At March 20, 2001, 13,516,720 shares of common stock were
outstanding.
                           -----------
               DOCUMENTS INCORPORATED BY REFERENCE

                              None

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

* Robert Marlin Maddoux    Age 68, a director since December 1999.

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

*  Mark R. Maddoux         Age 44, a director since December 1999.

                           Mark Maddoux has been employed by
                           USARadio.com, or a predecessor entity
                           since December 1985 and has served as
                           our Vice President, Corporate
                           Secretary and Chief Financial Officer
                           since December 1999. Mr. Maddoux is
                           also the Chief Financial Officer of
                           International Christian Media.
                           Mr. Maddoux received a Bachelors of
                           Science from Texas A&M University in
                           1979. Mr. Maddoux also serves as a
                           director of the Alliance Defense
                           Fund. Mr. Maddoux is the son of
                           Marlin Maddoux.

     We intend to add additional qualified members to our board of directors in the future.

     Marlin Maddoux and Mark Maddoux are the nominees for election as directors for the upcoming 2001 Annual Meeting of Stockholders.

Executive Officers

    Below are the names and ages of the executive officers of USARadio.com as of March 20, 2001 and a brief description of their prior experience and qualifications.

  * Robert Marlin Maddoux   Age 68, a director since December 1999.

                           Mr. Maddoux is also our Chief
                           Executive Officer and President. See
                           the biography of Mr. Maddoux on this
                           page 1 appearing above under "Your
                           Board of Directors."

   * Mark R. Maddoux       Age 44, a director since December 1999.

                           Mr. Maddoux is also our Vice
                           President,  Corporate Secretary  and
                           Chief Financial Officer. See the
                           biography of Mr. Maddoux on page 1
                           appearing above under "Your Board of
                           Directors."

Key Management Employees

     Below are the names and ages of certain key management employees of USARadio.com as of March 20, 2001 and a brief description of their prior experience and qualifications.

  * Jeffery C. Dorf        Age 52, National Marketing and Sales
                           Director since March 1998.
                           As National Marketing and Sales
                           Director for USARadio.com, Mr. Dorf
                           manages a team of four national
                           Sales Executives who are responsible
                           for soliciting and managing national
                           advertising accounts. Mr. Dorf is
                           also responsible for the management
                           of USARadio.com's Trafficking
                           Department, which in turn is
                           responsible for the scheduling of all
                           commercial inventories. Prior to
                           joining us, Mr. Dorf served as
                           General Manager of Prime Sports Radio
                           Network and has held sales and
                           management positions with companies
                           such as radio station WBPS (Boston)
                           and Bruce Marr & Associates. Mr. Dorf
                           holds a Bachelors degree in Business
                           Administration from the University of
                           Miami.

  * Robert E. Morris II    Age 54, News Director since January 2000.

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

                           International (UPI) and Radio-
                           Television News Directors
                           Association.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in 2000, other than U.S.A. Radio Network Trust and Robert Marlin Maddoux, each of whom filed their Form 5 for fiscal 1999 late (and failed to file a Form 4 in fiscal 1999) to reflect the issuance to U.S.A. Radio Network Trust of 12,286,720 shares of common stock of the company in exchange for 2,900,000 shares of USARadio.com, Inc., a Texas corporation ("USARadio-Texas"), pursuant to the December 1999 merger of the company and USARadio-Texas. (Robert Marlin Maddoux is the sole trustee of U.S.A. Radio network Trust).

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executives

     Summary compensation. The following table provides summary information concerning compensation paid by us to our named executive officers during 2000, which are our Chief
Executive Officer and our other executive officer who earned more than $100,000 in salary and bonus for all services rendered in all capacities during the fiscal year ended December 31, 2000. We may refer to these officers as our named executive officers in other parts of this Information Statement. Mr. Thomas R. Tradup resigned as our Vice President and General Manager effective ________________. For a list of our current executive officers, see "--Executive Officers."


                                       Annual Compensation
                                 -------------------------------
                                                    Other Annual
       Name and Position          Salary    Bonus   Compensation
-------------------------------  ---------  -----  -------------
Robert Marlin Maddoux,
  Chief Executive Officer and
   President...................  $33,000     ---       $9,859

Thomas R. Tradup,
  Former Vice President and
   General Manager.............  $141,923    ---         --

     The "Other Annual Compensation" for Mr. Robert Marlin
Maddoux represents a car allowance provided to him by the company. Mr. Dorf, one of our key management employees, received a salary of approximately $166,523 (including commissions) during 2000.

     Stock options granted in the year ended December 31, 2000.
No stock options were granted to the named executive officers during the year ended December 31, 2000.

     Year-end option values. Neither of the named executive officers exercised any stock options during the year ended
December 31, 2000 and neither of these individuals held any options as of that date.

Compensation of Directors

     We do not provide cash compensation to our directors but do reimburse our directors for reasonable out-of-pocket expenses incurred in connection therewith. We intend to issue stock options to our directors in the future.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


     The following table sets forth information with respect to the beneficial ownership of our common stock at March 20, 2001, by:

      *   each of our directors;

      *   each of our named executive officers;

      * all of our executive officers and directors as a group; and

      * each person, or group of affiliated persons, known to us to own beneficially more than 5% of our common stock.

     Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. The address of each person and entity below is c/o USARadio.com, Inc., 2290 Springdale Road, Suite 107, Dallas, Texas 75234. We have calculated the percentages of shares beneficially owned based on 13,516,720 shares of common stock outstanding at March 20, 2001.

                                           Shares beneficially
                                                  owned
                                          ----------------------
            Person or group                 Number     Percent
----------------------------------------  ---------- ----------
Directors and Named Executive Officers:
Robert Marlin Maddoux(1)(2)............   13,136,720   97.2%
Mark R. Maddoux........................          0      0.0
Thomas R. Tradup.......................          0      0.0
All executive officers and directors as   13,136,720   97.2
  a group (3 persons)..................
Beneficial Owners of 5% or More of
Our Outstanding Common Stock:
U.S.A. Radio Network Trust (2).........   13,136,720   97.2
__________
(1)  Represents shares of common stock held by the U.S.A. Radio
     Network Trust.

(2)  Mr. Maddoux is the sole trustee of the U.S.A. Radio Network
     Trust and he, his wife and their lineal descendants
     (specifically, Mark R. Maddoux, J. David Maddoux, Timothy F.
     Maddoux and Marla Renee Maddoux Kelley) are the beneficiaries thereof.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Marlin Maddoux

     We have had a history of losses and negative cash flow. Therefore, although we have financed our operations principally from operations, we have had the need to supplement these funds with bank debt and stockholder loans. Marlin Maddoux, our Chief Executive Officer and President, has guaranteed a portion of our bank debt, although he has not received a guarantee fee to do so. Further, Mr. Maddoux has been the primary source for stockholder loans to the company. As of December 31, 2000, we owed
Mr. Maddoux a total of $181,651 of which $63,594 is due
September 1, 2004 and bears interest at 10% per annum and the remaining $118,057 is due June 1, 2002 and bears interest at 12% per annum. No assurances can be made that Mr. Maddoux will continue to provide credit enhancements and/or stockholder loans to us in the future.

Familial Relationships

     We employ other persons related to Marlin Maddoux, our Chief Executive Officer and President, and Mark Maddoux, our Vice President, Corporate Secretary and Chief Financial Officer. Specifically, Tim Maddoux, a Vice President and our Assistant General Manager and J. David Maddoux, our Director of Information Systems, are the sons of Marlin Maddoux and the brothers of Mark Maddoux. These individuals received annual compensation of approximately $92,252 and $78,365, respectively, during 2000.

International Christian Media

     We sell satellite time and syndication services to International Christian Media ("ICM"), a not-for-profit organization that produces our program Point of View. Mr. Marlin Maddoux, our Chief Executive Officer and President, is the President of ICM and also serves on its board of trustees.
Mr. Mark Maddoux, our Vice President, Corporate Secretary and Chief Financial Officer, is the Chief Financial Officer of ICM. Neither Mr. Marlin Maddoux, nor Mr. Mark Maddoux, believe that their responsibilities with ICM interfere in any way with their responsibilities to the company. From time to time, we and ICM incur expenses on behalf of the other which are subsequently reimbursed by the appropriate party. Further, we sublease approximately 12,200 square feet of our executive offices to ICM for their operations at a rate equal to or in excess of the rate paid by us for such space. During the year ended December 31, 2000, ICM incurred approximately $286,392 in fees with us, representing approximately 8.0% of our total revenues for the year. Of this amount, none was more than 90 days past due at December 31, 2000. Any amounts more than 90 days past due incur a "carrying fee" of 1% per month.

     We expect to continue to provide services to ICM in the future.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2001.

                              USARadio.com, Inc.,
                              a Colorado corporation



                              By:  /s/ Marlin Maddoux
                              ----------------------------
                               Marlin Maddoux
                               Chief Executive Officer and
                                President



     In accordance with the Exchange Act, this report has been signed on the 30th day of April, 2001, below by the following persons on behalf of the registrant and in the capacities indicated.


             Signature                        Title
             ---------                        -----

        /s/ Marlin Maddoux        Chief Executive Officer,
  ------------------------------  President and Director
  Marlin Maddoux                  (Principal Executive Officer)

        /s/ Mark Maddoux          Vice President, Chief
  ------------------------------  Financial Officer and
  Mark Maddoux                    Director (Principal Financial
                                  and Accounting Officer)