Form 10QSB
period 2001-03-31
USARADIO COM INC
filed 2001-05-15
CIK 1092661

================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                          ------------

                           FORM 10-QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2001

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

At May 15, 2001, 13,516,720 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes      [ ]   No     [X]

=================================================================

                             PART I.

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

USARadio.com, Inc.

Balance Sheets as of March 31, 2001 (unaudited) and
 December 31, 2000...................................... 2

Unaudited Statements of Operations for the Three Months
 Ended March 31, 2001 and 2000.......................... 3

Unaudited Statements of Cash Flows for the Three Months
 Ended March 31, 2001 and 2000.......................... 4

Notes to Financial Statements........................... 5

                       USARadio.com, Inc.
                         BALANCE SHEETS

                             ASSETS

                                         March 31,    December 31,
                                           2001           2000
                                       ------------   ------------
CURRENT ASSETS                          (unaudited)
     Cash                                 $     --      $  17,120
     Accounts receivable, net of
      allowance for doubtful
      accounts of  $52,788 in 2001
      and 2000                             395,474        470,308
      Prepaid expenses                      31,604         20,867
                                          --------       --------
          Total current assets             427,078        508,295

PROPERTY AND EQUIPMENT - AT COST
     Equipment                             574,033        574,033
     Automobiles                            47,718         47,718
     Furniture and fixtures                 20,984         18,952
     Software                               23,906         23,906
                                         ---------      ---------
                                           666,641        664,609
     Less accumulated depreciation       (516,065)      (498,545)
                                         ---------      ---------
                                           150,576        166,064
                                         ---------      ---------
                                         $ 577,654      $ 674,359
                                         =========      =========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                        March 31,    December 31,
                                           2001           2000
                                       -------------  ------------
CURRENT LIABILITIES
     Bank overdraft                      $   6,375       $     --
     Current maturities of long-
      term debt                             20,108         22,083
     Notes payable-bank                    125,000        125,000
     Accounts payable and accrued
      liabilities                          604,167        581,458
                                         ---------       --------
          Total current liabilities        755,650        728,541

LONG-TERM DEBT, net of current
 maturities                                198,573        202,128

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock                            2,673          2,673
     Additional paid-in capital            211,327        211,327
     Accumulated deficit                  (590,569)      (470,310)
                                         ---------      ---------
                                          (376,569)      (256,310)
                                         ---------      ---------
                                         $ 577,654      $ 674,359
                                         =========      =========





                     See accompanying notes.

                       USARadio.com, Inc.
                    STATEMENTS OF OPERATIONS
                  Three months ended March 31,
                           (unaudited)


                                           2001           2000
                                       ------------  -------------
NET SALES                               $  813,067     $  872,190

OPERATING EXPENSES
     Sales expenses                        242,791        212,370
     Programming and news service          268,694        267,204
     Administrative and engineering        393,296        402,689
     Depreciation                           17,521         15,135
                                       -----------    -----------
                                           922,302        897,398
                                       -----------    -----------
          Operating loss                  (109,235)       (25,208)

OTHER EXPENSE
     Interest expense                      (11,024)       (15,336)
                                       -----------    -----------
          Net loss                     $  (120,259)   $   (40,544)
                                       ===========    ===========

LOSS PER COMMON SHARE - BASIC AND
 DILUTED                               $      0.01    $       Nil
                                       ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING     13,516,720     13,516,720
                                       ===========    ===========









                     See accompanying notes.

                               USARadio.com, Inc.
                            STATEMENTS OF CASH FLOWS
                          Three months ended March 31,
                                   (unaudited)


                                                            2001           2000
                                                        ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (120,259)     $ (40,544)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities
       Depreciation and amortization                         17,521         15,135
  Changes in operating assets and liabilities:
       Accounts receivable                                   74,834        151,812
       Prepaid expenses                                     (10,737)         4,700
       Accounts payable and accrued liabilities              22,709        (90,909)
                                                         ----------      ---------
          NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                           (15,932)        40,194

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                        (2,033)        (3,334)
                                                         ----------      ---------
       NET CASH USED IN INVESTING ACTIVITIES                 (2,033)        (3,334)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                              6,375             --
  Payments on notes                                          (5,530)       (12,447)
                                                         ----------      ---------
       NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                                  845        (12,447)

            NET INCREASE (DECREASE) IN CASH                 (17,120)        24,413
CASH - BEGINNING OF PERIOD                                   17,120          9,225
                                                         ----------      ---------
CASH - END OF PERIOD                                     $       --      $  33,638
                                                         ==========      =========









                     See accompanying notes.

                       USARadio.com, Inc.
                  NOTES TO FINANCIAL STATEMENTS
                         March 31, 2001


1.   Basis of presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     Except for the historical information contained herein, the matters discussed below contain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The company expressly disclaims any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report. Such factors include among others: our ability to obtain additional capital to implement our business plan; our history of losses and negative cash flow; our dependence on the continued demand for radio airtime; our potential inability to manage our airtime inventory; our dependence on the continued popularity of our programs, particularly "Point of View;" the need to maintain and expand our affiliate base; business conditions in the radio industry generally; the impact of market competitors; and such other factors as are more fully described in our Form 10-KSB for the year ended December 31, 2000 .

The Company

     USARadio.com, Inc. (also known as USA Radio Network) is a
Delaware corporation with principal executive offices located at 2290 Springlake Road, Suite 107, Dallas, Texas 75234. The
Company's telephone number is 972.484.3900.

Overview

     USARadio.com, Inc. is a satellite-delivered radio broadcast network that offers a broad line of programming content to independent radio stations. Our programming includes news, sports, music, and general interest talk programs. Our target market consists of independent radio stations, both AM and FM, that choose not to become affiliated with the 3 major radio networks (ABC Radio, NBC, and CBS Radio Networks). As of May 15, 2001, our network was comprised of approximately 1,200 affiliated radio stations across the nation, including affiliates in 46 of the top 50 Dominant Market Areas (DMAs). Our network includes affiliates in markets that represent approximately 92% of the U.S. population. We simultaneously broadcast select programming over the Internet.

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


     For the quarter ended March 31, 2001, the following percentage of our revenues were derived from the following sources:

                                       % of Revenues
                                       During Quarter
                                           Ended
             Revenue Source            March 31, 2001
            ------------------------   ----------------
            News and sports
             programming............         72%
            Talk programming........         20%
            Satellite time..........          5%
            Other revenue...........          3%
                      TOTAL.........        100%

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

     Revenues. Our revenues decreased by approximately 7% to $813,000 for the three months ended March 31, 2001 from $872,000 for the three months ended March 31, 2000. This decrease in revenue was primarily related to a decrease in the rate at which we sell our commercial airtime.

     Operating Expenses. Overall operating expenses increased by approximately $25,000, or 3%, to approximately $922,000 for the three months ended March 31, 2001 from approximately $897,000 for the first three months of 2000. Approximately $31,000 of this increase resulted from an increase in sales expenses due to an increase in sales commissions paid resulting from adding two new affiliate sales personnel. This increase was partially offset by a decrease in administrative and engineering expense of approximately $10,000 due to a reduction in compensation and related expense associated with a reduction in employees.

     Income Tax Benefit. No income tax benefit was recorded for the three months ended March 31, 2000, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

     Net Loss. For the three months ended March 31, 2001, our net loss was approximately $120,000 compared with a net loss of approximately $41,000 for the three months ended March 31, 2000.

Liquidity and Capital Resources

     Since inception, we have financed our business principally from operations. Such funds have historically been supplemented with bank debt and stockholder loans. At March 31, 2001, we had a working capital deficit of approximately $329,000 as compared with a working capital deficit of $221,000 at December 31, 2000. Net cash used in operating activities for the quarter ended
March 31, 2001 was $16,000 and net cash provided by operating activities for the like period of 2000 was $40,000 representing a decrease of $56,000 in the 2001 period. The decrease was due principally to the increase in net loss.

     As of March 31, 2001, certain of our vendors had granted extended payment terms to us relating to an aggregate of approximately $165,000 in payables. At December 31, 2000, we owed approximately $175,000 under extended payment terms. Although we expect that we will be able to remain current with each of these vendors, including with respect to those portions for which we have been granted extended payment terms, no assurances can be made that we will be able to fulfill our obligations under these terms. Failure to repay our obligations to these vendors according to the arranged terms could have a material adverse effect on our business, prospects, financial condition or results of operations. Management expects to be fully current with all of its accounts payable by December 31, 2001.

     During the year ended December 31, 1999, Marlin Maddoux, our Chief Executive Officer and President, advanced $80,000 to us. At March 31, 2001, the outstanding amount of this advance was $60,039. This advance bears interest at 10% per annum with a maturity date of September 1, 2004. These funds were used by us to acquire certain equipment and technology necessary in connection with the upgrade of our command and control center. Specifically, this equipment upgraded our satellite transmission technology from analog to digital.

     Mr. Marlin Maddoux also has advanced an additional $118,057 to us as of March 31, 2001. This advance bears interest at 12% per annum, with a maturity date of June 1, 2002. These funds were used by us for operating and advertising expenses.

     We also maintain a credit facility with Bank of America. This credit line is payable upon demand and borrowings are limited to $100,000. Borrowings under this facility bear interest at prime plus 1%, which was 9% at March 31, 2001. At March 31, 2001, our outstanding debt under the credit facility was approximately $88,000. The borrowings under this credit facility are collateralized by our assets. We intend to pursue increasing our line of credit with Bank of America during the year 2000.

     In addition to the line of credit referenced above, we also maintain an additional bank line with Bank of America. Borrowings under this bank line are limited to $40,000 and bear interest at prime plus 3.625% (which was approximately 11.625% at March 31, 2001). Borrowings under this bank line are also payable on demand. At March 31, 2000, our outstanding debt under this facility was approximately $37,000.

     Management believes that operating revenues and other available funds will be adequate to meet its operating requirements for the immediate term.

     During 2001, we intend to seek additional financing through the issuance of debt, equity, other securities or a contribution thereof. Although there can be no assurances that any additional capital will be raised, any such financing which involves the issuance of equity securities would result in dilution to existing stockholders and the issuance of debt securities would subject us to the risks associated therewith, including the risks that interest rates may fluctuate and our cash flows may be insufficient to pay interest and principal on such indebtedness. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us. Our inability to obtain additional acceptable financing could have a significant negative impact on our operations or growth plans.

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

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on form 8-K

          None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2001.


                              USARadio.com, Inc.




                              By:   /s/ Mark R. Maddoux
                                 -------------------------------
                                    Mark R. Maddoux
                                    Vice President and Chief
                                    Financial Officer