Form 10QSB
period 2001-06-30
USARADIO COM INC
filed 2001-08-14
CIK 1092661

=================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                          ------------

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2001

                               OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number 000-27053

                     USA RADIO NETWORK, INC.
     (Exact name of small business issuer as specified in its
                            charter)

             DELAWARE                        52-2234827
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

2290 Springlake Road, Suite 107, Dallas, Texas     75234
(Address of principal executive offices)         (Zip Code)

            Issuer's telephone number:  972.484.3900

                       USARadio.com, Inc.

                          (Former name)

                        ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]  No     [ ]

At August 10, 2001, 13,516,720 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
(Check one):        Yes      [ ]   No     [X]



=================================================================

                             PART I.

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

USA Radio Network, Inc.

Balance Sheets as of June 30, 2001 (unaudited)
  and December 31, 2001....................................  2

Unaudited Statements of Operations for the Three Months
  Ended June 30, 2001 and 2000.............................  3

Unaudited Statements of Operations for the Six Months
  Ended June 30, 2001 and 2000.............................  4

Unaudited Statements of Cash Flows for the Six Months
  Ended June 30, 2001 and 2000.............................  5

Notes to Financial Statements..............................  6

                     USA Radio Network, Inc.
                         BALANCE SHEETS

                             ASSETS

                                       June 30,      December 31,
CURRENT ASSETS                           2001            2000
                                      ----------      ----------
                                      (unaudited)
  Cash                                  $ 18,795       $  17,120
  Accounts receivable, net of
   allowance for doubtful accounts
   in 2000 and 1999                      473,526         470,308
  Prepaid expenses                        30,104          20,867
                                      ----------      ----------
      Total current assets               522,425         508,295

PROPERTY AND EQUIPMENT-AT COST

  Equipment                              574,033         574,033
  Automobiles                             47,718          47,718
  Furniture and fixtures                  23,906          18,952
  Software                                20,984          23,906
                                      ----------      ----------
                                         666,641         664,609
Less accumulated depreciation           (533,586)       (498,545)
                                      ----------      ----------
                                         133,055         166,064
                                      ----------      ----------
                                      $  655,480      $  674,359
                                      ==========      ==========


             LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES

Current maturities of long-term
  debt                                 $  18,109       $  22,083
Notes payable-bank                       125,000         125,000
Accounts payable and accrued
  liabilities                            627,062         581,458
                                       ---------       ---------
Total current liabilities                770,171         728,541

LONG-TERM DEBT, net of current
  maturities                             204,941         202,128

STOCKHOLDERS' DEFICIT

Common stock                               2,673           2,673
Additional paid-in capital               211,327         211,327
Accumulated deficit                     (533,632)       (470,310)
                                      ----------      ----------
Total stockholders' deficit             (319,632)       (256,310)
                                      ----------      ----------
                                      $  655,480      $  674,359
                                      ==========      ==========


                     See accompanying notes.

                     USA Radio Network, Inc.
                    STATEMENTS OF OPERATIONS
                   Three months ended June 30,
                           (unaudited)


                                          2001          2000
                                       ----------   ------------

NET SALES                             $   913,587   $  1,035,676

OPERATING EXPENSES
  Sales expenses                          199,798        244,700
  Programming and news service            278,910        324,845
  Administrative and engineering          350,576        499,404
  Depreciation                             17,521         16,726
                                      -----------   ------------
                                          846,805      1,085,675
                                      -----------   ------------

        Operating income (loss)            66,782        (49,999)

OTHER EXPENSE
  Interest expense                          9,845         (4,199)
                                      -----------   ------------

         Net income (loss)            $    56,937    $   (54,198)
                                      ===========    ===========

INCOME (LOSS) PER COMMON SHARE-BASIC
  AND DILUTED                                 Nil            Nil
                                      ===========    ===========



WEIGHTED AVERAGE SHARES OUTSTANDING    13,516,720     13,516,720
                                      ===========    ===========






                     See accompanying notes.

                     USA Radio Network, Inc.
                    STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (unaudited)



                                       2001           2000
                                  -----------    --------------

NET SALES                         $ 1,726,654      $  1,907,866


OPERATING EXPENSES

  Sales expenses                      442,589           457,070
  Programming and news service        547,604           592,049
  Administrative and engineering      743,872           902,093
  Depreciation                         35,042            31,861
                                  -----------      ------------
                                    1,769,107         1,983,073
                                  -----------      ------------

          Operating loss              (42,453)          (75,207)

OTHER EXPENSE
  Interest expense                     20,869          (19,535)
                                  -----------      ------------

          Net loss                $   (63,322)       $  (94,742)
                                  ===========       ===========

LOSS PER COMMON SHARE-BASIC AND
  DILUTED                         $       Nil       $     (0.01)
                                  ===========       ===========



WEIGHTED AVERAGE SHARES
  OUTSTANDING                      13,516,720        13,516,720
                                  ===========       ===========







                     See accompanying notes.

                     USA Radio Network, Inc.
                    STATEMENTS OF CASH FLOWS
                    Six months ended June 30,
                           (unaudited)

                                              2001          2000
                                          -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                   $ (63,322)   $ (94,742)
Adjustments to reconcile net loss to net
  cash provided by operating activities
   Depreciation and amortization              35,042       31,861
Changes in operating assets and
 liabilities:
  Accounts receivable                         (3,218)      53,005
  Prepaid expenses                            (9,237)      10,739
  Accounts payable and accrued
   liabilities                                45,604       37,720
                                           ---------    ---------
        NET CASH PROVIDED BY
        OPERATING ACTIVITIES                   4,869       38,583

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment          (2,033)      (3,334)
                                           ---------    ---------
        NET CASH USED IN
        INVESTING ACTIVITIES                  (2,033)      (3,334)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                  10,000       15,000
 Payments on notes payable                   (11,161)     (25,191)
                                           ---------    ---------
        NET CASH USED IN
        FINANCING ACTIVITIES                  (1,161)     (10,191)

        NET INCREASE IN CASH                   1,675       25,058
CASH-BEGINNING OF PERIOD                      17,120        9,225
                                           ---------    ---------
CASH-END OF PERIOD                         $  18,795    $  34,283
                                           =========    =========




                     See accompanying notes.

                     USA Radio Network, Inc.
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2001


1.   Basis of presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that might be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     Except for the historical information contained herein, the matters discussed below contain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The company expressly disclaims any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report. Such factors include among others: our ability to obtain additional capital to implement our business plan; our history of losses and negative cash flow; our dependence on the continued demand for radio airtime; our potential inability to manage our airtime inventory; our dependence on the continued popularity of our programs, particularly "Point of View;" the need to maintain and expand our affiliate base; business conditions in the radio industry generally; the impact of market competitors; and such other factors as are more fully described in our Form 10-KSB for the year ended December 31, 2000.

The Company

     USA Radio Network, Inc. (formerly known as USARadio.com,
Inc.) is a Delaware corporation with principal executive offices located at 2290 Springlake Road, Suite 107, Dallas, Texas 75234.
The company's telephone number is 972.484.3900.

     We held our Annual Meeting of Shareholders on July 6, 2001. At this meeting, the stockholders approved both the election of Robert Marlin Maddoux and Mark R. Maddoux as directors to serve a one-year term ending with the 2001 Annual Meeting of Stockholders, and an amendment to our Certificate of Incorporation to change our name from "USARadio.com, Inc." to "USA Radio Network, Inc."

     An Information Statement, together with the company's Annual Report for the year ended December 31, 2000, were sent to each of the company's stockholders of record as of June 21, 2001 on June 22, 2001 describing in detail both the election of directors and the proposed name change to be submitted to a vote of the stockholders.

Overview

     USA Radio Network, Inc. is a satellite-delivered radio broadcast network that offers a broad line of programming content to independent radio stations. Our programming includes news, sports, music, and general interest talk programs. Our target market consists of independent radio stations, both AM and FM, that choose not to become affiliated with the 3 major radio networks (ABC Radio, NBC, and CBS Radio Networks). As of August 10, 2000, our network was comprised of approximately 1,200 affiliated radio stations across the nation, including affiliates in 46 of the top 50 Dominant Market Areas (DMAs). Our network includes affiliates in markets that represent approximately 92% of the U.S. population. We simultaneously broadcast select programming over the Internet.

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

     For the three months and six months ended June 30, 2001, respectively, the following percentage of our revenues were derived from the following sources:

                                 % of Revenues   % of Revenues
                                 During  Three   During  Six
                                 Months Ended    Months Ended
      Revenue Source             June 30, 2001   June 30, 2001
      -------------------------- -------------   ---------------
      News and sports
        programming                  73%             72%
      Talk programming               20%             20%
      Satellite time                  4%              5%
      Other revenue                   3%              3%
                                -------------   ---------------
                TOTAL               100%            100%
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

Three Months Ended June 30, 2001 Compared to Three Months Ended
June 30, 2000

     Revenues. Our revenues decreased by approximately 30% to approximately $914,000 for the three months ended June 30, 2001 from approximately $1,306,000 for the three months ended June 30, 2000. This decrease in revenue was primarily related to a decrease in the rate at which we sell our commercial time. In addition, revenues were negatively affected by a decrease in our available inventory of commercial spots which was a result of the elimination of one talk-style program.

     Operating Expenses. Overall operating expenses decreased by approximately $239,000, or approximately 22%, to approximately $847,000 for the three months ended June 30, 2001 from approximately $1,086,000 for the comparable period of 2000. This decrease resulted primarily from decreased administrative and engineering expenses of approximately $148,000 (approximately 30%) due to decreases in compensation and related expense associated with a reduction in employees and decreases in professional fees. Sales expenses decreased by approximately $45,000 (approximately 18%) as a result of decreases in sales commissions paid as a consequence of decreased available inventory and decreases in compensation and related expense associated with a reduction in employees. Programming and news service expense decreased by $46,000 (approximately 14%) due to the elimination of one talk-style program and a reduction in the cost of our news service provider.

     Income Tax Benefit. No income tax benefit was recorded for the three months ended June 30, 2001, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

     Net Income. For the three months ended June 30, 2001, our net income was approximately $57,000, compared with a net loss of approximately $54,000 for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June
30, 2000

     Revenues. Our revenues decreased by approximately $181,000 or approximately 9% to approximately $1,726,000 for the six months ended June 30, 2001 from approximately $1,908,000 for the six months ended June 30, 2000. This decrease in revenue was primarily related to a decrease in the rate at which we sell our commercial airtime. In addition, revenues were negatively affected by a decrease in our available inventory of commercial spots which was a result of the elimination of one talk-style program.

     Operating Expenses. Overall operating expenses decreased by approximately $214,000 or approximately 11% to approximately $1,769,000 for the six months ended June 30, 2001 from approximately $1,983,000 for the comparable period of 2000. This decrease in overall operating expenses resulted primarily from a decrease in administrative and engineering expenses of approximately $158,000 (approximately 17%) to approximately $744,000 from approximately $902,000, resulting from decreases in compensation and related expense associated with a reduction in employees and a reduction in professional fees. Programming and news service expense decreased approximately $44,000 (approximately 7%) to approximately $547,000 from approximately $592,000 as a result of the elimination of one talk-style program. The decrease in overall operating expenses was also due to a decrease of approximately $14,000 (approximately 3%) in sales expenses to approximately $443,000 from approximately $457,000 as a result of a decrease in the sales commissions paid as a consequence of reductions in available inventory.

     Income Tax Benefit. No income tax benefit was recorded for the six months ended June 30, 2001, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

     Net Loss. For the six months ended June 30, 2001, our net loss was approximately $63,000, compared with a net loss of approximately $95,000 for the six months ended June 30, 2000.

Liquidity and Capital Resources

     Since inception, we have financed our operations principally from operations. Such funds have historically been supplemented with bank debt and stockholder loans. At June 30, 2001, we had a working capital deficit of approximately $248,000 as compared with a working capital deficit of $220,000 at December 31, 2000. Net cash provided by operating activities for the six months ended June 30, 2001 was approximately $5,000 and net cash provided by operating activities for the same period of 2000 was approximately $39,000 representing a decrease of approximately $34,000 in the 2000 period. The decrease was due principally to the timing of payments to vendors, which mitigated the cash impact of the net loss of approximately $63,000 in the 2001 period.

     As of June 30, 2001, certain of our vendors had granted extended payment terms to us relating to an aggregate of approximately $215,000 in payables. At December 31, 2000, we owed approximately $225,000 under extended payment terms. Although we expect that we will be able to remain current with each of these vendors, including with respect to those portions for which we have been granted extended payment terms, no assurances can be made that we will be able to fulfill our obligations under these terms. Failure to repay our obligations to these vendors according to the arranged terms could have a material adverse effect on our business, prospects, financial condition or results of operations. Management expects to be fully current with all of its accounts payable by December 31, 2001.

     During the year ended December 31, 1999, Marlin Maddoux, our Chief Executive Officer and President, advanced $80,000 to us. At June 30, 2001, the outstanding amount of this advance was $41,718. This advance bears interest at 10% per annum with a maturity date of September 1, 2004. These funds were used by us to acquire certain equipment and technology necessary in connection with the upgrade of our command and control center. Specifically, this equipment upgraded our satellite transmission technology from analog to digital.

     Mr. Marlin Maddoux also has advanced a total of $128,057 to us as of June 30, 2001. This advance bears interest at 12% per annum, with a maturity date of June 1, 2002. These funds were used by us for operating and advertising expenses.

     We also maintain a credit facility with Bank of America. This credit line is payable upon demand and borrowings are limited to $100,000. Borrowings under this facility bear interest at prime plus 1%, which was 7.75%
 at June 30, 2001. At June 30, 2001, our outstanding debt under the credit facility was $88,000. The borrowings under this credit facility are collateralized by our assets. We intend to pursue increasing our line of credit with Bank of America during the remainder of 2001.

     In addition to the line of credit referenced above, we also maintain an additional bank line with Bank of America. Borrowings under this bank line are limited to $40,000 and bear interest at prime plus 3.625% (which was approximately 10.625% at June 30, 2001). Borrowings under this bank line are also payable on demand. At June 30, 2001, our outstanding debt under this facility was $37,000.

     Management believes that its available cash, together with operating revenues and other available funds, will be adequate to meet its operating requirements for the immediate term.

     During the remainder of 2001, we intend to seek additional financing through the issuance of debt, equity, other securities or a combination thereof. Although there can be no assurances that any additional capital will be raised, any such financing which involves the issuance of equity securities would result in dilution to existing stockholders and the issuance of debt securities would subject us to the risks associated therewith, including the risks that interest rates may fluctuate and our cash flows may be insufficient to pay interest and principal on such indebtedness. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us. Our inability to obtain additional acceptable financing could have a significant negative impact on our operations or growth plans.

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

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) We held our Annual Meeting of Stockholders on July 6, 2001. An Information Statement, together with the company's Annual Report for the year ended December 31, 2000, were sent to each of the company's stockholders of record as of June 21, 2001 on June 22, 2000 describing in detail both the election of directors and the proposed amendment to our Certificate of Incorporation to change our name from "USARadio.com, Inc." to "USA Radio Network, Inc.".

     (b) The following two directors were elected to serve a one-year term ending with the 2002 Annual Meeting of
         Stockholders:

                         *    Robert Marlin Maddoux
                         *    Mark R. Maddoux


     (c)  The two directors elected received the following votes:


                                      Votes For    Votes Withheld
                                    ------------  ---------------

           Robert Marlin Maddoux     13,136,720         -0-
           Mark R. Maddoux           13,136,720         -0-

          Our proposal to approve an amendment to our certificate of incorporation to change our name to "USA Radio
          Network, Inc." was approved. The votes were cast as follows:

                    For                 13,136,720
                    Against                  0
                    Abstain                  0
                    Broker nonvotes          0

     (d)  Not applicable.

ITEM 5.   OTHER INFORMATION

     On July 13, 2001, we changed our name from "USARadio.com, Inc." to "USA Radio Network, Inc."

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-QSB.

     (b)  Reports on Form 8-K

          None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.


                              USARadio.com, Inc.




                              By:  /s/ Mark R. Maddoux
                                 --------------------------------
                                   Mark R. Maddoux
                                   Vice President and Chief
                                  Financial Officer

                        INDEX TO EXHIBITS


Exhibit     Description
Number      ---------------------------------------------------
-------

3.1.1 Certificate of Amendment to the Certificate of Incorporation (filed herewith)