Form 10QSB
period 2001-09-30
USARADIO COM INC
filed 2001-11-14
CIK 1092661

==============================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549



                           FORM 10-QSB

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 2001

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

At November 7, 2001, 13,516,720 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes      [ ]   No     [X]
==============================================================

                             PART I.

                      FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

USA Radio Network, Inc.

Balance Sheets as of September 30, 2001 (unaudited) and
  December 31, 2000 .........................................   2

Unaudited Statements of Operations for the Three Months
  Ended September 30, 2001 and 2000..........................   3

Unaudited Statements of Operations for the Nine Months
  Ended September 30, 2001 and 2000..........................   4

Unaudited Statements of Cash Flows for the Nine Months
  Ended September 30, 2001 and 2000..........................   5

Notes to Financial Statements................................   6


                             USA Radio Network, Inc.
                                 BALANCE SHEETS

                                     ASSETS

CURRENT ASSETS                                   September 30,   December 31,
                                                      2001           2000
                                                   ----------     ----------
                                                   (unaudited)
Cash..........................................      $  14,154    $    17,120
Accounts receivable, net of allowance for
  doubtful accounts of $52,788
   in 2001 and 2000...........................        523,310        470,308
Prepaid expenses..............................         20,867         20,867
                                                    ---------    -----------
      Total current assets....................        558,331        508,295

PROPERTY AND EQUIPMENT-AT COST

Equipment.....................................        576,083        574,033
Automobiles...................................         47,718         47,718
Furniture and fixtures........................         23,906         18,952
Software......................................         20,984         23,906
                                                    ---------    -----------
                                                      664,609        668,691
Less accumulated depreciation.................       (551,106)      (498,545)
                                                    ---------    -----------
                                                      166,064        117,585
                                                    ---------    -----------
                                                    $ 675,916    $   674,359
                                                    =========    ===========


          LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES


Current maturities of long-term debt..........      $  16,084    $    22,083
Notes payable-bank............................        125,000        125,000
Accounts payable and accrued liabilities......        703,727        581,458
                                                    ---------    -----------
        Total current liabilities.............        844,811        728,541


LONG-TERM DEBT, net of current maturities.....        201,235        202,128

STOCKHOLDERS' DEFICIT

Common stock..................................          2,673          2,673
Additional paid-in capital....................        211,327        211,327
Accumulated deficit...........................       (584,130)      (470,310)
                                                    ---------    -----------
Stockholders' deficit.........................       (370,130)      (256,310)
                                                    ---------    -----------
                                                    $ 675,916    $   674,359
                                                    =========    ===========


                             See accompanying notes.

                             USA Radio Network, Inc.
                            STATEMENTS OF OPERATIONS
                        Three months ended September 30,
                                   (unaudited)


                                                        2001           2000
                                                   -------------   -----------
NET SALES......................................     $   797,972    $   797,822

OPERATING EXPENSES
  Sales expenses..............................          188,461        227,844
  Programming and news service................          294,709        250,483
  Administrative and engineering..............          339,323        369,226
  Depreciation.................................          17,521         16,724
                                                    -----------    -----------
                                                        840,014        864,277
                                                    -----------    -----------

                Operating loss................          (42,042)       (66,455)

OTHER EXPENSE
  Interest expense............................           (8,456)       (10,107)
                                                    -----------    -----------

                Net loss......................      $   (50,498)   $   (76,562)
                                                    ===========    ===========

LOSS PER COMMON SHARE-BASIC AND DILUTED.......      $       Nil    $    (0.01)
                                                    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING-
  BASIC AND DILUTED ..........................       13,516,720     13,516,720
                                                    ===========    ===========





                             See accompanying notes.

                             USA Radio Network Inc.
                            STATEMENTS OF OPERATIONS
                         Nine months ended September 30,
                                   (unaudited)



                                               2001          2000
                                           ----------   -------------
NET SALES..............................    $  2,524,626   $ 2,705,688


OPERATING EXPENSES

  Sales expenses.......................         631,050       684,914
  Programming and news service.........         842,313       842,532
  Administrative and engineering.......       1,083,196     1,271,319
  Depreciation.........................          52,562        48,585
                                           ------------   -----------
                                              2,609,121     2,847,350
                                           ------------   -----------
         Operating loss................         (84,495)     (141,662)

OTHER EXPENSE
  Interest expense.....................         (29,325)      (29,642)
                                           ------------   -----------

         Net loss......................    $   (113,820)  $  (171,304)
                                           ============   ===========

LOSS PER COMMON SHARE-BASIC
   AND DILUTED ........................    $      (0.01)  $     (0.01)
                                           ============   ===========



WEIGHTED AVERAGE SHARES OUTSTANDING-
  BASIC AND DILUTED ...................      13,516,720    13,516,720
                                           ============   ===========



                             See accompanying notes.


                             USA Radio Network, Inc.
                            STATEMENTS OF CASH FLOWS
                         Nine months ended September 30,
                                   (unaudited)

                                                           2001        2000
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss........................................     $  (113,820)   $(171,304)
  Adjustments to reconcile net loss to net
   net cash provided by operating activities
    Depreciation and amortization.................          52,562       48,585

Changes in operating assets and liabilities
  Accounts receivable.............................         (53,002)     206,037
  Prepaid expenses................................               -       10,739
  Accounts payable and accrued liabilities........         122,269      (57,550)
                                                        ----------    ---------
           NET CASH PROVIDED BY
            OPERATING ACTIVITIES..................           8,008       36,507

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.............          (4,083)      (3,334)
                                                        ----------    ---------
              NET CASH USED IN
               INVESTING ACTIVITIES...............          (4,083)      (3,334)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable.....................          10,000       42,000
  Payments on notes payable.......................         (16,891)     (34,214)
                                                        ----------    ---------
             NET CASH PROVIDED BY (USED IN)
              FINANCING ACTIVITIES................          (6,891)       7,786
                                                       -----------    ---------
             NET INCREASE (DECREASE) IN CASH......          (2,966)      40,959
CASH-BEGINNING OF PERIOD..........................          17,120        9,225
                                                        ----------    ---------
CASH-END OF PERIOD................................      $   14,154    $  50,184
                                                        ==========    =========





                             See accompanying notes.

                     USA Radio Network, Inc.
                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000


1.   Basis of presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three or nine months ended September 30, 2001 are not necessarily indicative of the results that might be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     Except for the historical information contained herein, the matters discussed below contain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The company expressly disclaims any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report. Such factors include among others: our ability to obtain additional capital to implement our business plan; our history of losses and negative cash flow; our dependence on the continued demand for radio airtime; our potential inability to manage our airtime inventory; our dependence on the continued popularity of our programs, particularly "Point of View;" the need to maintain and expand our affiliate base; business conditions in the radio industry generally; the impact of market competitors; and such other factors as are more fully described in our Form 10-KSB for the year ended December 31,2000.

The Company

     USA Radio Network, Inc. (formally known as USARadio.com,
Inc.) is a Delaware corporation with principal executive offices located at 2290 Springlake Road, Suite 107, Dallas, Texas 75234.
The company's telephone number is 972.484.3900.

     We held our Annual Meeting of Shareholders on July 6, 2001. At this meeting, the stockholders approved both the election of Robert Marlin Maddoux and Mark R. Maddoux as directors to serve a one-year term ending with the 2002 Annual Meeting of Stockholders, and an amendment to our Certificate of Incorporation to change our name from "USARadio.com, Inc." to "USA Radio Network, Inc."

     An Information Statement, together with the company's Annual Report for the year ended December 31, 2000, were sent to each of the company's stockholders of record as of June 21, 2001 on June 22, 2001 describing in detail both the election of directors and the proposed name change to be submitted to a vote of the stockholders.


Overview

     USA Radio Network, Inc. is a satellite-delivered radio broadcast network that offers a broad line of programming content to independent radio stations. Our programming includes news, sports, music, and general interest talk programs. Our target market consists of independent radio stations, both AM and FM, that choose not to become affiliated with the 3 major radio networks (ABC Radio, NBC, and CBS Radio Networks). As of
November 7, 2001, our network was comprised of approximately 1,200 affiliated radio stations across the nation, including affiliates in 46 of the top 50 Dominant Market Areas (DMAs). Our network includes affiliates in markets that represent approximately 92% of the U.S. population. We simultaneously broadcast select programming over the Internet.

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

     For the three months and nine months ended September 30, 2001, respectively, the following percentage of our revenues were derived from the following sources:

                                       % of Revenues   % of Revenues
                                       During Three    During  Nine
                                        Months Ended    Months Ended
                                       September 30,   September 30,
            Revenue Source                  2001            2001
            -------------------------  -------------    ------------
            News and sports
              programming...........        73%             73%
            Talk programming........        20%             20%
            Satellite time..........         4%              4%
            Other revenue...........         3%              3%
                                       -------------   -------------
                      TOTAL                 100%            100%
                                       ==============  ==============

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

Three Months Ended September 30, 2001 Compared to Three Months
Ended September 30, 2000

     Revenues.  Our revenues remained flat at approximately
$798,000 for each of the three month periods ended September 30, 2000 and 2001.

     Operating Expenses. Overall operating expenses decreased by approximately $24,000, or approximately 3%, to $840,000 for the three months ended September 30, 2001 from approximately $864,000 for the comparable period of 2000. This decrease resulted from a decrease in administrative and engineering expense of approximately $30,000 (approximately 8%) resulting from decreases in compensation and related expense associated with a reduction of employees and a decrease in sales expense of approximately $39,000 (approximately 17%) due to decreased sales commissions paid as a consequence of decreased revenue from available inventory. The decreases in administrative and engineering expenses and sales expenses were partially offset by an increase in programming and news service expense of approximately $44,000 (approximately 18%) as a result of the addition of a new talk-style program and an increase in news related costs due to the events on September 11.

     Income Tax Benefit. No income tax benefit was recorded for the three months ended September 30, 2001, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

     Net Loss. For the three months ended September 30, 2001, our net loss was approximately $50,000 compared with a net loss of approximately $77,000 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months
Ended September 30, 2000

Revenues. Our revenues decreased approximately $181,000, or approximately 7%, to $2,525,000 for the nine months ended September 30, 2001 from $2,706,000 for the nine months ended September 30, 2000. This decrease in revenue was primarily related to an decrease in the rate at which we sell our commercial airtime.

     Operating Expenses. Overall operating expenses decreased by approximately $238,000, or approximately 8% to approximately $2,609,000 for the nine months ended September 30, 2001 from approximately $2,847,000 for the comparable period of 2000. This decrease resulted primarily from a decrease in administrative and engineering expenses of approximately $188,000 (approximately 15%) resulting from decreases in compensation and related expense associated with a reduction of employees, and a decrease in sales expense of approximately $54,000 (approximately 8%) due to decreased sales commissions paid as a consequence of decreased revenue from available inventory.

     Income Tax Benefit. No income tax benefit was recorded for the nine months ended September 30, 2000, because, at that date, realization of deferred tax assets is dependent on future taxable income which is uncertain.

     Net Loss. For the nine months ended September 30, 2001, our net loss was approximately $114,000 compared with a net loss of approximately $171,000 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

     Since inception, we have financed our operations principally internally. Such funds have historically been supplemented with bank debt and stockholder loans. At September 30, 2001, we had a working capital deficit of approximately $286,000 as compared with a working capital deficit of approximately $220,000 at December 31, 2000. Net cash provided by operating activities for the nine months ended September 30, 2001 was approximately $8,000 and net cash provided by activities for the like period of 2000 was approximately $37,000 representing a decrease in the net cash provided by operating activities of approximately $29,000 in the 2001 period. The decrease was due principally to the timing of payments to vendors and receipt of accounts receivable collections, which mitigated the cash impact of the net loss of approximately $114,000 in the 2001 period.

     As of September 30, 2001, certain of our vendors had granted extended payment terms to us relating to an aggregate of approximately $215,000 in payables. At December 31, 2000, we owed approximately $225,000 under extended payment terms. Although we expect that we will be able to remain current with each of these vendors, including with respect to those portions for which we have been granted extended payment terms, no assurances can be made that we will be able to fulfill our obligations under these terms. Failure to repay our obligations to these vendors according to the arranged terms could have a material adverse effect on our business, prospects, financial condition or results of operations.

     During the year ended December 31, 1999, Marlin Maddoux, our Chief Executive Officer and President, advanced $80,000 to us. At September 30, 2001, the outstanding amount of this advance was $38,012. This advance bears interest at 10% per annum with a maturity date of September 1, 2004. These funds were used by us to acquire certain equipment and technology necessary in connection with the upgrade of our command and control center. Specifically, this equipment upgraded our satellite transmission technology from analog to digital.

     Mr. Marlin Maddoux also has advanced a total of $128,057 to us as of September 30, 2001. This advance bears interest at 12% per annum, with a maturity date of June 1, 2002. These funds were used by us for operating and advertising expenses.

     We maintain a credit facility with Bank of America. This credit line is payable upon demand and borrowings are limited to $100,000. Borrowings under this facility bear interest at prime plus 1%, which was 7.0% at September 30, 2001. At September 30, 2001, our outstanding debt under the credit facility was $88,000. The borrowings under this credit facility are collateralized by our assets. We intend to pursue increasing our line of credit with Bank of America during the remainder of the year 2001.

     In addition to the line of credit referenced above, we also maintain an additional bank line with Bank of America. Borrowings under this bank line are limited to $40,000 and bear interest at prime plus 3.625%, which was 9.625% at September 30, 2001. Borrowings under this bank line are also payable on demand.
At September 30, 2001, our outstanding debt under this facility was $37,000.

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

     (b) The following two directors were elected to serve a one-year term ending with the 2002 Annual Meeting of Stockholders:

                         *    Robert Marlin Maddoux
                         *    Mark R. Maddoux


     (c)  The two directors elected received the following votes:

                                      Votes For   Votes Withheld
                                     ----------   --------------

             Robert Marlin Maddoux    13,136,720       -0-
             Mark R. Maddoux          13,136,720       -0-

          Our proposal to approve an amendment to our certificate of incorporation to change our name to "USA Radio
          Network, Inc." was approved. The votes were cast as follows:

              For                    13,136,720
              Against                     0
              Abstain                     0
              Broker nonvotes             0

     (d)  Not applicable.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on form 8-K

          None
                               11

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November __, 2001.


                              USA Radio Network, Inc.




                              By:/s/ MARK R. MADDOUX
                                 --------------------------------
                                   Mark R. Maddoux
                                   Vice President and Chief
                                   Financial Officer